Form 10-Q
period 2006-09-30
Granahan McCourt Acquisition CORP
filed 2007-01-17
CIK 1369639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 01-33075

GRANAHAN MCCOURT ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	02-0781911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

179 Stony Brook Road
Hopewell, NJ 08525

(Address of Principal Executive Offices)

(609) 333-1200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,062,500 shares of common stock, par value $0.0001 per share issued and outstanding as of January 17, 2007.

GRANAHAN MCCOURT ACQUISITION CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1.         Financial Statements

Granahan McCourt Acquisition Corporation

(A Development Stage Company)

Balance Sheet

September 30, 2006

(unaudited)

Assets
Current assets
Cash and cash equivalents	$158,096
Prepaid expense	5,000

Total current assets	163,096

Deferred offering costs	469,189

$632,285

Liabilities and stockholders’ equity
Current liabilities
Note payable to stockholder	$218,000
Accrued offering costs	413,785

Total current liabilities	631,785

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 3,234,375 shares issued and outstanding	323
Additional paid-in capital	1,677
Deficit accumulated during the development stage	(1,500)
500

$632,285

See accompanying notes.

Granahan McCourt Acquisition Corporation

(A Development Stage Company)

Statement of Operations

Period from July 10, 2006 (Date of Inception) Through September 30, 2006

(unaudited)

Revenues	$—
Formation and operating expenses	1,500

Net loss	$(1,500)

Loss per share – basic and diluted	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	3,234,375

See accompanying notes.

Granahan McCourt Acquisition Corporation

(A Development Stage Company)

Statement of Stockholders’ Equity

Period from July 10, 2006 (Date of Inception) Through September 30, 2006

(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at July 10, 2006 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,234,375	323	1,677	—	2,000
Net loss for the period	—	—	—	(1,500)	(1,500)

Balance, September 30, 2006	3,234,375	$323	$1,677	$(1,500)	$500

See accompanying notes.

Granahan McCourt Acquisition Corporation

(A Development Stage Company)

Statement of Cash Flows

Period from July 10, 2006 (Date of Inception) Through September 30, 2006

(unaudited)

Cash flows from operating activities
Net loss	$(1,500)
Changes in operating assets and liabilities:
Prepaid expense	(5,000)

Net cash (used in) operating activities	(6,500)

Cash flows from financing activities
Proceeds from note payable to stockholder	218,000
Proceeds from issuance of common stock	2,000
Payments of deferred offering costs	(55,404)

Net cash provided by financing activities	164,596

Net increase in cash and cash equivalents	158,096

Cash and cash equivalents, beginning	—

Cash and cash equivalents, ending	$158,096

Supplemental disclosure of noncash financing transactions
Accrued offering costs	$413,785

See accompanying notes.

Granahan McCourt Acquisition Corporation

(A Development Stage Company)

Notes to Financial Statements

Period from July 10, 2006 (Date of Inception) Through September 30, 2006

(unaudited)

Note A – Organization and Business Operations

Granahan McCourt Acquisition Corporation (the “Company”) was incorporated in Delaware on July 10, 2006 as a blank check company for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction.  As of September 30, 2006, the Company had not commenced any operations.  All activity through September 30, 2006 relates to the Company’s formation, the sale of shares of common stock in a private placement, and the initial public offering (the “Offering”) described below.  The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering was declared effective on October 18, 2006.  The Company consummated the Offering of 11,250,000 Units (as defined in Note C) on October 24, 2006 for net proceeds of approximately $83 million.  On October 24, 2006, the Company consummated a private placement of 4 million warrants for an aggregate purchase price of $4 million.  Substantially all of the net proceeds of the Offering and the private placement are intended to be generally applied toward consummating a business combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a business combination.  Upon the closing of the private placement and the Offering, $88.65 million (including $3.6 million of underwriters fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first business combination in which the fair market value of the assets or operating businesses acquired is at least 80% of the balance in the Trust Account and (ii) liquidation of the Company.  The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval.  In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated.  Accordingly, public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a business combination.  Such public stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by initial stockholders.

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings.  In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note C).

Note B – Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (July 10, 2006) to July 20, 2006 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-136048).  See also the Company’s Current Report on Form 8-K, filed on October 27, 2006 containing audited financial statements and footnotes thereto for the period from inception (July 10, 2006) to October 24, 2006.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The operating results for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents

The Company considers all marketable debt securities with original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected when realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carry forwards and temporary differences of approximately $525.  Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation at September 30, 2006.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note C – Offering

In the Offering, effective October 24, 2006, the Company sold to the public 11,250,000 units (“Units”).  The underwriters were paid fees equal to 3% of the gross proceeds of the Offering, or $2,700,000, at the closing of the Offering and have agreed to defer an additional $3,600,000 of their underwriting fees until the consummation of a business combination.  Upon the consummation of a business combination, the Company will pay such deferred fees out of the proceeds of the Offering held in the Trust Account.  The underwriters will not be entitled to any interest accrued on the deferred fees.  The underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a business combination.

Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each a “Warrant”).  Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) the completion of a business combination with a target business and (b) October 18, 2007.  The Warrants will expire on October 18, 2010.  No warrant may be exercised unless, at the time of exercise, a post effective amendment to the registration statement, or a new registration statement, is effective that includes a current prospectus relating to the common stock issuable upon exercise of the warrant and the common stock underlying the warrant has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrant.  The Company is not required to net-cash settle any warrant if it is unable to maintain a current prospectus.  The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which notice of redemption is given.  The Company does not need the consent of the underwriters in order to redeem the outstanding Warrants.

Mr. David C. McCourt purchased from the Company in a private placement 4,000,000 warrants, at a purchase price of $1.00 per warrant, for an aggregate purchase price of $4,000,000.  The $4,000,000 proceeds from the private placement were placed in the Trust Account and are part of the liquidating distribution to the public stockholders in the event of a liquidation prior to a business combination.  The warrants sold in the private placement can be exercised on a cashless basis.  The warrants sold in the private placement have terms and provisions that are otherwise identical to those of the warrants being sold in the Offering but the warrants issued in connection with the private placement will not be transferable by Mr. McCourt until after the consummation of the initial business combination, except that Mr. McCourt is permitted to transfer the warrants sold in the private placement in certain limited circumstances, such as by will in the event of his death or to other of the Company’s officers and directors.  However, the transferees receiving such warrants will be subject to the same transfer restrictions imposed on Mr. McCourt.  In the event of liquidation prior to a business combination, the warrants to be sold in the private placement will be worthless.

Note D – Note Payable to Stockholder

The Company issued a $218,000 unsecured promissory note to one stockholder, David C. McCourt, on July 17, 2006.  The note was non-interest bearing and was payable on the earlier of July 17, 2007 and the consummation of the Company’s Offering.  In conjunction with the close of the Offering on October 24, 2006, the Company repaid the note.

Note E – Commitments

Commencing on October 18, 2006, the effective date of the registration statement for the Offering (See Note C), through the earlier of the consummation of a business combination or the liquidation of the Company, the Company will pay a fee of $10,000 per month to an affiliate of Mr. McCourt for certain administrative services, including office space, utilities and secretarial support.

In connection with the Offering, the Company has committed to pay a 7% fee to the underwriters, of which 4% of the total offering amount is to be deferred until the consummation of an initial business combination, of the gross offering proceeds to the underwriters at the closing of the Offering.

Note F – Common Stock

On October 24, 2006, the Company effected a 0.72 to 1 reverse stock split of its common stock.  Following this reverse stock split, and prior to the Offering, there were 3,234,375 shares of common stock outstanding.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Note G – Preferred Stock

The Company is authorized to issue 5,000 shares of blank check preferred stock with such designation, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note H – Subsequent Event

Since the underwriters’ over-allotment option was not exercised, on January 16, 2007 the Company repurchased 421,875 shares of common stock from David C. McCourt, the President, Chief Executive Officer and Chairman of the Company, at a total aggregate cost of $261.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

We were formed on July 10, 2006 for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business combination. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition.

On October 18, 2006, we completed our Offering of 11,250,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share (the “Common Stock”), and one warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $90,000,000 in the Offering.  Of the gross proceeds: (i) we deposited $88,650,000 into a trust account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company, as trustee, which included $3,600,000 of contingent underwriting discount and $4,000,000 that we received from the issuance and sale of 4,000,000 warrants to David C. McCourt, our President, Chief Executive Officer and Chairman of the Board, on October 18, 2006; (ii) the underwriters received $2,700,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $550,000 for offering expenses.

The proceeds deposited in the trust account will not be released from the trust account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination. The proceeds held in the trust account (other than the contingent underwriting discount) may be used as consideration to pay the sellers of a target business with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account (other than the contingent underwriting discount) will be used to finance the operations of the target business. We may also use the proceeds held in the trust account (other than the contingent underwriting discount) to pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us.

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that the $2,100,000 of working capital and reserves shall be allocated as follows: legal, accounting and other expenses, including due diligence expenses and reimbursement of out-of-pocket expenses incurred in connection with a business combination, of approximately $750,000. In addition, we anticipate paying $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; $240,000 for administrative services and support payable to an affiliated third party (up to $10,000 per month for 24 months); and approximately $1,010,000 for miscellaneous expenses (including director and officer liability insurance premiums and reserves for the costs of dissolution and liquidation, if necessary).

For the period from July 10, 2006 (inception) through September 30, 2006, we had a net loss of $(1,500), attributable to organization, formation and general and administrative expenses. We also accrued $469,189 of deferred offering costs, of which approximately $413,785 was unpaid as of September 30, 2006. Through September 30, 2006 we did not engage in any significant operations. Our entire activity from inception through September 30, 2006 was to prepare for the Offering.

For the period from July 10, 2006 (inception) through September 30, 2006, we issued a $218,000 unsecured, non-interest bearing promissory note to one stockholder, David C. McCourt, which was outstanding as of September 30, 2006. This note was repaid out of proceeds of our initial public offering.

Our financial statements as of and for the period ending October 24, 2006 were audited, and we filed these audited financial statements included in a Current Report on Form 8-K dated October 27, 2006.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4.   Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period from July 10, 2006 (inception) through September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.           Legal Proceedings.

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 20, 2006, we issued an aggregate of 3,234,375 shares of our common stock to our officers and directors for an aggregate purchase price of $2,000.  The issuance and sale of these shares was made without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as transactions not involving any public offering. We used no general solicitation or general advertising in connection with the issuance and sale of those shares, and the purchasers were affiliates of the company and agreed to appropriate restrictions on resale of the shares. We paid no underwriting discounts or commissions with respect to the issuance and sale of the shares.  The net proceeds from the sale of the shares were placed in the trust account to become part of the liquidating distribution to our public shareholders in the event of a liquidation prior to our initial business combination.

On October 18, 2006, we issued 4,000,000 warrants to David C. McCourt at a price of $1.00 per warrant for an aggregate purchase price of $4,000,000. These warrants can be exercised on a cashless basis, but otherwise are identical to the warrants that were issued in the Offering. The issuance and sale of these warrants was made without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction not involving any public offering.  We used no general solicitation or general advertising in connection with the issuance and sale of those warrants, and the purchaser is an affiliate of the company and agreed to appropriate restrictions on resale of the warrants and the underlying shares. We paid no underwriting discounts or commissions with respect to the issuance and sale of the warrants.  The proceeds from the sale of the warrants were placed in the trust account to become part of the liquidating distribution to our public shareholders in the event of a liquidation prior to our initial business combination.

Use of Proceeds

On October 18, 2006, we initiated our initial public offering of 11,250,000 Units.  Each Unit consists of one share of our Common Stock and one warrant entitling the holder to purchase from us one share of our Common Stock at an exercise price of $6.00. The Units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $90,000,000. Deutsche Bank Securities Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333- 136048) that was declared effective on October 18, 2006.

Of the gross proceeds from the Offering: (i) we deposited $88,650,000 into a trust account at JP Morgan Chase Bank, NA, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $3,600,000 of contingent underwriting discount and $4,000,000 that we received from the sale of warrants to David C. McCourt, our President, CEO and Chairman; (ii) the underwriters received $2,700,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we used $707,915 for offering expenses. None of the offering expenses were paid directly or indirectly to any of our officers, directors or 10% stockholders.

Item 3.           Defaults Upon Senior Securities.

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

Prior to the Offering, we solicited written consents of our stockholders to certain amendments to our Certificate of Incorporation, including approving a 0.72 for 2 reverse split of our Common Stock. Our stockholders unanimously approved the amendments and the split.

Item 5.           Other Information.

Not applicable.

Item 6.           Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANAHAN MCCOURT ACQUISITION CORPORATION

Date: January 17, 2007	By:	/s/ David C. McCourt
David C. McCourt
President, Chief Executive Officer and Chairman of the Board