Form 10-K
period 2006-12-31
Granahan McCourt Acquisition CORP
filed 2007-04-02
CIK 1369639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33075

Granahan McCourt Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0781911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
179 Stony Brook Road Hopewell, NJ	08525
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 333-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units	American Stock Exchange
Common Stock, par value $0.0001 per share	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

As of June 30, 2006 we did not exist, therefore the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was zero.

Number of shares of common stock outstanding as of March 30, 2007: 14,062,500.

Table of Contents

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. We have based these forward-looking statements on our current expectations, estimates and projections about our target industries, our beliefs, our assumptions and future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (“SEC”) filings, and the following:

•                                            our status as a development stage company;

•                                            our ability to dissolve and liquidate in a timely manner;

•                                            our failure to receive necessary regulatory consents, or to receive them in a timely manner, in connection with our initial business combination;

•                                            our dissolution or liquidation prior to a business combination;

•                                            the reduction of the proceeds held in the trust account due to third party claims;

•                                            our selection of a prospective target business or asset;

•                                            our issuance of our capital stock or incurrence of debt to complete a business combination;

•                                            our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•                                            our dependence on our key personnel;

•                                            the tax consequences of an acquisition or disposition by us;

•                                            conflicts of interest of our officers and directors;

•                                            potential future affiliations of our officers and directors with competing businesses;

•                                            our ability to obtain additional financing if necessary;

•                                            the control by our existing stockholders of a substantial interest in us;

•                                            our common stock becoming subject to the SEC’s penny stock rules;

•                                            the adverse effect the outstanding warrants may have on the market price of our common shares;

•                                            the existence of registration rights with respect to the securities owned by our existing stockholders;

•                                            our being deemed an investment company;

•                                            the lack of adequate resources to cover our operating expenses;

•                                            the lack of a market for our securities;

•                                            market risks;

•                                            regulatory risks and operational risks, including those involved in operating outside the United States;

•                                            loss of our intellectual property rights;

•                                            foreign currency fluctuation;

•                                            limited operating histories of businesses we may acquire in the telecommunications and media industries;

•                                            cyclicality of the telecommunications and media industries; and

•                                            our failure to keep pace with changes in our target industries.

        These risks and others described below under “Risk Factors” are not exhaustive.

PART I

ITEM 1.   BUSINESS

Introduction

Granahan McCourt Acquisition Corporation is a blank check company that was organized under the laws of the State of Delaware on July 10, 2006. We were formed for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction, which we refer to as a “business combination.” We have not generated revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in October 2006, we have been actively engaged in identifying a suitable business combination candidate. We have met with potential target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Unless the context otherwise requires, references in this report to “the Company,” “we,” “us,” and “our” refer to Granahan McCourt Acquisition Corporation.

A registration statement for our initial public offering was declared effective on October 18, 2006. On October 24, 2006, we sold 11,250,000 units in our initial public offering. Each of our units consists of one share of our common stock, $0.0001 par value per share, and one warrant. Each warrant sold in the initial public offering entitles the holder to purchase from us one share of common stock at an exercise price of $6.00. Our units began public trading on October 19, 2006.  Our warrants and common stock have traded separately since November 27, 2006.  We received net proceeds of  $87,150,000 from our initial public offering and the sale of warrants to David C. McCourt in a private placement. Of those net proceeds, approximately $85,050,000 (plus an additional $3,600,000 attributable to a deferred underwriters’ discount) has been placed in a trust account and will not be released until the earlier of (i) the completion of an initial transaction or (ii) our liquidation. Therefore, unless and until an initial transaction is consummated, the proceeds held in the trust account will not be available to us.  For a more complete discussion of our financial information, see the section appearing elsewhere in our Annual Report on Form 10-K entitled “Selected Financial Data”.

We will focus our investment activities on the telecommunications and media industries. Based on our management team’s experience in buying, building, restructuring and operating businesses, we will seek to acquire one or more companies in sectors where we believe there are opportunities for value creation as a result of technological or regulatory changes and where we can leverage the expertise of our management team. We will focus our efforts in North America and Europe, where our management has direct investment experience and a network of industry contacts to source transaction opportunities. We believe there is an opportunity to capitalize on technologies and business models that are transferable across geographies, which is one of the strategies we intend to pursue.

Telecommunications and Media Companies

We anticipate that our initial business combination may include, but will not be limited to, one or more companies engaged in one or more of the following three sectors of the telecommunications and media industries:

•                                          Network Providers: including established wireline, established wireless and alternative technology access providers, as well as traditional phone, cable and broadband providers.

•                                          Transport Providers: including Internet Protocol, or IP, infrastructure providers such as data center and co-location facilities for facilitating hosting, peering, interconnection, and other managed services, as well as content distribution providers and IP routing companies.

•                                          Application and Content Providers: including new bandwidth-intensive products and services in the entertainment and gaming sectors such as TV over the internet and broadband interactive gaming, as well as broadcasters, traditional networks, channel operators and content owners.

Effecting a Business Combination

Fair market value of initial business combination

Our initial business combination must have a fair market value equal to at least 80% of our net assets (excluding the amount held in trust representing a portion of the underwriters’ discount) at the time of the business combination. We intend to accomplish this by identifying and effecting a business combination with one or more telecommunications and media-related businesses contemporaneously.

We believe that an investment in a telecommunications and media-related business in the size range of our initial public offering will provide a sufficient “critical mass” upon which to develop a productive and profitable business in the telecommunications and media industries. Our initial business combination with a telecommunications and media-related business could be structured in one of the following ways:

•                                          a merger with one or more operating businesses in which the aggregate fair market value is equal to at least 80% of our net assets (excluding the amount held in trust representing a portion of the underwriters’ discount) at the time of the business combination;

•                                          an acquisition of a controlling interest in one or more telecommunications and media-related businesses in which the aggregate fair market value is equal to at least 80% of our net assets (excluding the amount held in trust representing a portion of the underwriters’ discount) at the time of the business combination; or

•                                          an acquisition of certain assets and related liabilities of an existing telecommunications and media-related business of which the aggregate fair market value is equal to at least 80% of our net assets (excluding the amount held in trust representing a portion of the underwriters’ discount) at the time of the business combination.

If our board is not able to independently determine that a proposed business combination with one or more target businesses has a sufficient fair market value or if a conflict of interest exists, such as if management selects a company affiliated with one of our directors as a prospective target business, we will obtain an opinion from a third-party appraiser and/or an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of the business combination. However, we will not be required to obtain an opinion from such firms as to the business combination if our board of directors independently determines that the target businesses have sufficient fair market value and no actual or perceived conflict of interest exists.

We have not consummated any business combination

We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Subject to the requirement that our initial business combination must be with one or more telecommunications and media-related businesses with an aggregate fair market value equal to at least 80% of our net assets (excluding the amount held in trust representing a portion of the underwriters’ discount) at the time of the business combination, we have virtually unrestricted flexibility in identifying and selecting prospective target business candidates in the telecommunications and media industries. Accordingly, investors have no basis to evaluate the possible merits or risks of the target businesses with which we may ultimately complete a business combination. Our acquisition criteria are similar to those of other blank check companies, except that we intend to acquire telecommunications and media-related businesses.

Sources of target businesses

Target business candidates have been, and we anticipate that target business candidates will continue to be, brought to our attention by various unaffiliated sources, including private equity funds, companies, investment bankers and advisory firms that specialize in the telecommunications and media business. These persons may present solicited or unsolicited proposals to us. In addition, our directors and officers have generated, and we anticipate that our directors’ and officers’ experience and their business contacts will continue to generate, other proposals. We may engage the services of professional firms that specialize in acquisitions, in which event we may pay a finder’s fee or other compensation. Any finder’s fee or compensation would be subject to arm’s-length negotiations between us and any of these professional firms and will likely be paid only upon the consummation of a business combination. We will not pay any of our directors, officers or pre-initial public offering stockholders (“initial stockholders”) or any entity of which they are an officer, director or principal stockholder, any finder’s fee or other compensation for services rendered to us prior to, or in connection with, the consummation of our initial business combination.  However, such individuals will receive reimbursement, subject to board approval, for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target acquisitions, performing business due diligence on suitable target acquisitions and business combinations, as well as traveling to and from the offices, plants or similar locations of prospective target acquisitions to examine their operations. In addition, David C. McCourt, our President, CEO and Chairman, may, in his sole discretion, transfer our securities held by him to our existing officers and directors who participate in the due diligence, structuring and negotiating of a business combination.

Selection of target businesses and structuring of a business combination

Our management team has developed a comprehensive due diligence process for evaluating the financial, sales and marketing, engineering, network operations, customer service, back-office operations, compensation and benefits, information technology and other critical organizational functions of target companies in the telecommunications and media sectors. We will favor specific sectors and geographies where we believe our management team can add value based on its operational expertise and past track record. Although we will not limit the sectors we target, our initial focus will include telecommunications infrastructure and networking companies servicing residential or enterprise customers, traditional cable, phone and internet providers, traditional media, new media and content companies, as well as applications and application service providers or internet related technologies. Although we will not limit the geographic areas we target, our initial focus will include North America and Europe. We intend to focus our efforts on potential targets that have one or several of the following characteristics:

•                                          An existing under-capitalized business with the potential to further grow products and services in multiple geographies;

•                                          An existing business with strong fundamentals in an environment requiring scale, which has caused the business to appear undervalued or distressed;

•                                          A partial product or service offering that may require a business combination to augment and complete the product service or solution;

•                                          A valuable asset embedded in an underperforming business which could be made more valuable through improved management, technology, or enhanced operational efficiency; and/or

•                                          An existing business requiring a non-traditional business model in order to adapt to the changing regulatory and technological environment and unlock stockholder value.

While we may seek to effect business combinations with more than one business, our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such business combination. Consequently, it is likely that we will have the ability to complete only a single transaction at first, although this may entail simultaneous transactions with several operating businesses. If we determine to simultaneously engage in a business combination with several operating businesses and these businesses are owned by different persons, each of these persons will have to agree that our transaction with its business is contingent on the simultaneous closings of the other transactions. This requirement may make it more difficult for us, and delay our ability, to complete the business combination. With multiple transactions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple counterparties) and the additional risks associated with the subsequent assimilation of the operations, services and products of the various companies in a single operating business.

Limited ability to evaluate the target business’ management

We closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination. However, given the uncertainties associated with any third-party due diligence investigation, our assessment of the target business’ management may not be complete and accurate. In addition, the target business’ management may not have the necessary skills, qualifications or abilities to manage a public company upon the consummation of our initial business combination. Furthermore, the future role, if any, of our existing management in the target businesses cannot presently be stated with any certainty.

Following a business combination, we may seek to recruit additional management to supplement the incumbent management of the target business or businesses. We cannot assure you that we will have the ability to recruit additional management, or that the additional management will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Possible lack of business diversification

It is possible that our initial business combination may be with a target business that has only a limited number of products or services. The resulting lack of diversification may:

•                                          result in our dependency upon the performance of a single telecommunications or media-related business;

•                                          result in our dependency upon the development of a single or limited number of products or services; and

•                                          subject us to economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the telecommunications and media industries subsequent to the consummation of a business combination.

In this case, the initial business combination may not enable us to diversify our operations or to benefit from the possible spreading of risk or offsetting of losses, unlike other entities that may have sufficient resources to complete several business combinations so as to diversify risk and offset losses. Further, the prospects for our success may depend entirely upon the future performance of the initial target business or businesses with which we effect a business combination.

Opportunity for stockholder approval of our initial business combination

Prior to the completion of our initial business combination, we will submit the proposed business combination to our stockholders for their approval, even if the structure of the business combination is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which will include a description of the operations of the target business or businesses and certain required financial information regarding the target business or businesses.

In connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote all of the shares of common stock owned by them immediately prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. The existing stockholders may cast votes with respect to any shares of common stock acquired in our initial public offering or in the open market in any manner as they may determine (other than with respect to a dissolution in the event we are unable to timely complete a business combination, which they have agreed to vote in favor of). As a result, an existing stockholder who acquires shares in or after the initial public offering, and is therefore a public stockholder with respect to such shares of common stock, may vote against the proposed business combination with respect to such shares and retains the right to exercise the conversion rights attributable to such shares in the event that a business combination is approved. We will proceed with a business combination only if the votes cast by our public stockholders in favor of the business combination represent a majority of the votes cast by our public stockholders with respect to the proposed transaction and public stockholders owning less than 20% of the number of shares sold in our initial public offering both exercise their conversion rights described below and vote against the business combination.  We will structure our initial business combination so that the transaction will proceed and may be consummated even if the maximum number of shares that may be converted to cash in connection with our initial business combination are in fact converted to cash, reducing the amount of cash ultimately available to consummate the transaction by up to approximately 20%. However, we will not proceed with our initial business combination if public stockholders owning 20% or more of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights, even if public stockholders holding a majority of the shares vote in favor of the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his or her shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our existing stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, prior to our initial public offering; they will have the right with respect to any shares of our common stock that they may acquire in connection with or following our initial public offering. An existing stockholder who acquires shares in or after the initial public offering would be a public stockholder with respect to these shares and retains the right to exercise conversion rights attributable to such shares. The actual per share conversion price will be equal to the amount in the trust account (including the amount held in the trust account representing a portion of the underwriters’ discount), which shall include $4,000,000 from the private placement of warrants, inclusive of any interest net of taxes payable (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per share conversion price would be approximately $7.88 or $0.12 less than the per unit offering price of $8.00.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination, the business combination is approved and completed and the stockholder continues to hold his shares through completion of the business combination. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants that they still hold. We will not complete any business combination if public stockholders owning 20% or more of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination.

Liquidation if no business combination

If we do not consummate a business combination by April 24, 2008 (18 months after the completion of our initial public offering), or by October 24, 2008 (24 months after the completion of our initial public offering, if the extension criteria described below have been satisfied), we will liquidate and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then on deposit in the trust account, inclusive of (1) the 4% deferred underwriting discount, (2) the proceeds from the private placement and (3) any interest earned on the trust account (net of taxes payable), plus any remaining net assets. All of our initial stockholders, directors and officers have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock beneficially owned and acquired by them prior to our initial public offering. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from the trust account with respect to the warrants, and all rights with respect to the warrants will effectively terminate upon our liquidation.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, without taking into account any interest earned on the balance held in the trust account but including the deferred underwriting discount, the initial per share liquidation price would be approximately $7.88, or $0.12 less than the per unit initial public offering price of $8.00. The offering proceeds deposited in the trust account could, however, become subject to the claims of our creditors, and the claims would have a preference over the claims of our public stockholders in the event of a liquidation.  In the event of liquidation, the actual per share liquidation price may be less than approximately $7.88 plus interest (net of taxes payable), due to claims of creditors. David C. McCourt has agreed pursuant to an agreement with us and Deutsche Bank Securities Inc., representative of the underwriters for our initial public offering, that, if we liquidate prior to the consummation of a business combination, he will be personally liable to cover claims made by prospective target businesses, vendors and service providers, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective target business. However, Mr. McCourt will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver, or as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933. These obligations of Mr. McCourt will remain in place even if the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation. However, Mr. McCourt may not be able to satisfy his obligations.

Prior to completion of a business combination, we will seek waivers from all target acquisitions, vendors and service providers to claims to amounts in the trust account. In the event that a third party were to refuse to enter into the waiver, our decision to engage the third party or to enter into discussions with the target business would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into the waiver.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the date of closing of our initial public offering, we will liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for further distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination that the stockholder voted against and that is actually completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Government Regulation of the Telecommunications and Media Industries

Certain segments of the telecommunications and media industries historically have been subject to substantial government regulation, both in the United States and overseas. If we complete a business combination with a target business or businesses in these industries, changes in regulatory requirements in the United States or other countries could affect the sales of our products, limit the growth of the markets we serve, or require costly alterations of current or future products. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers.

On the other hand, few laws or regulations currently apply directly to access of or commerce on the Internet. New regulations governing the Internet and Internet commerce, if adopted, could have an adverse effect on our business, operating results, and financial condition following a business combination. New regulations governing the Internet and Internet commerce could include matters such as changes in encryption requirements, sales taxes on Internet product sales, and access charges for Internet service and/or content and/or commerce providers

Competition

In identifying, evaluating and pursuing target businesses, we may encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout and other private equity funds, operating businesses and other entities and individuals, both foreign and domestic, competing for business combinations in the telecommunications and media industries. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, human and other resources than we do. Our ability to compete in effecting a business combination with an appropriately sized target business or businesses will be limited by our available financial resources.

This inherent competitive limitation gives others an advantage in pursuing a business combination with target businesses. Further:

•                                          our obligation to seek stockholder approval of our initial business combination may impede or delay the completion of a transaction;

•                                          our obligation to convert shares of common stock held by our stockholders into cash in certain instances may reduce the resources available to effect our initial business combination;

•                                          our inability to effect a business combination with a target business that does not have or will not reconcile its audited financial statements in conformity with U.S. generally accepted accounting principles may limit the prospective target businesses we may pursue; and

•                                          our outstanding warrants and the purchase option we granted to the underwriters as compensation for underwriting our initial public offering, and the future dilution they potentially represent, may not be viewed favorably by target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination, particularly against a competitor that does not need stockholder approval to complete a business combination.

If we succeed in effecting a business combination, there will in all likelihood be intense competition from competitors of the target business or businesses. The telecommunications and media industries are rapidly evolving and intensely competitive. We expect competition to intensify in the future. Many of the competitors we will face upon consummation of a business combination will have significantly greater financial, technical, manufacturing, marketing and other resources than we do. Competing with these companies after a business combination will require investment by us in engineering, research and development and marketing. We may not have the resources to make these investments and may not be successful in making these investments. In addition, the management of our competitors may have greater operating resources and experience in their respective industries. Some of these competitors may also offer a wider range of services than we can and may have greater name recognition and a larger client base. For example, cable network operators and communications operators are increasingly offering similar products in an effort to become an all-in-one provider of voice, high speed internet access and video services to customers. These competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively following a business combination, our business, financial condition, results of operations and prospects could be materially adversely affected.

Facilities

We do not own any real estate or other physical properties. Our headquarters are located at 179 Stony Brook Road, Hopewell, NJ 08525. Under an office administration agreement between Granahan McCourt Capital, LLC, a private investment firm of which David C. McCourt is the President and CEO, and us, Granahan McCourt Capital, LLC furnishes us with office facilities, equipment and clerical services at the facilities in exchange for a payment of $10,000 per month. We believe, based on our management’s experience, that our office facilities are suitable and adequate for our business as it is presently conducted.

Employees

We currently have three officers, one of whom is also a member of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full-time employees prior to the consummation of a business combination.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at 179 Stony Brook Road, Hopewell, NJ 08525, Attention: Barak Bar-Cohen or by telephone to (609) 333-1200. You may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

ITEM 1A.   RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be adversely affected.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to effect a business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to dissolve and liquidate before a business combination and distribute the trust account, our public stockholders may receive less than $8.00 per share and our warrants will expire worthless.

We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of acquisition by April 24, 2008 (18 months after the consummation of our initial public offering) or by October 24, 2008 (within 24 months from the consummation of our initial public offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the consummation of our initial public offering). If we are unable to complete a business combination within the prescribed time frame and are forced to dissolve and liquidate our assets, the per share liquidation distribution may be less than $8.00 because of the expenses paid in our initial public offering. Furthermore, there will be no distribution from the trust account with respect to our outstanding warrants which will expire worthless if we dissolve and liquidate before the completion of a business combination.

If we do not consummate a business combination and are forced to dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24-month deadlines would proceed in approximately the following manner:

•                                          our board of directors will, consistent with its obligations described in our fourth amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out the plan of dissolution and distribution as well as the board’s recommendation of the plan;

•                                          promptly after the passing of such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

•                                          if the Securities and Exchange Commission does not review the preliminary proxy statement, then, ten days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

•                                          if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive such comments within approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our fourth amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until approval is obtained from our stockholders, the funds held in our trust account will not be released.

These procedures, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Upon distribution of the trust account, our stockholders may be held liable for claims of third parties against us to the extent of distributions received by them.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain statutory procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that the corporation makes reasonable provision for all claims against it, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred from claims brought after the third anniversary of the dissolution. The procedures in Section 280 include a 60-day notice period during which any third-party claims may be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. We do not intend to follow the procedures in Section 280 of the Delaware General Corporation Law, and therefore, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our holders of common stock sold in our initial public offering may extend beyond the third anniversary of such dissolution.

If the net proceeds from the initial public offering that were not  placed in the trust account are insufficient to allow us to operate until October, 2008, we may not be able to complete a business combination.

We currently believe that the funds available to us from the net proceeds from our initial public offering not placed in the trust account are sufficient to allow us to operate until October, 2008, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with an unidentified target acquisition, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC promptly following the consummation of our offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to these rules, including Rule 419, our units were immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders will be less than the approximately $7.88 per share held in trust.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Upon our dissolution, we will be required, pursuant to Delaware General Corporate Law Sections 280 and 281, to pay or make reasonable provision to pay all of our claims and obligations, including contingent or conditional claims, which we intend to pay, to the extent sufficient to do so, from our funds not held in the trust account. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. In addition, creditors may seek to interfere with the distribution process under state or federal creditor and bankruptcy laws. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. We cannot assure you that the per share distribution from the trust account will not be less than approximately $7.88 (of which $0.32 per share is attributable to the underwriters’ deferred discount), plus net interest accrued, due to such claims, or that there will not be delays in distributing funds in addition to those imposed by our duties to comply with Delaware General Corporation Law procedures and federal securities laws and regulations. Mr. McCourt has agreed that he will be personally liable to cover claims made by such third parties, but only if, and to the extent, the claims reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective target business. However, Mr. McCourt will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver, or as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933. However, we cannot assure you that Mr. McCourt will be able to satisfy those obligations.

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our fourth amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our fourth amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our fourth amended and restated certificate of incorporation provides among other things, that:

•                                          approximately $88,650,000 of the proceeds from our initial public offering, as well as the underwriters’ deferred discount and the proceeds of the private placement, were deposited into the trust account, which proceeds may not be disbursed from the trust account until the earlier of (i) a business combination or (ii) our liquidation, or as otherwise permitted in our fourth amended and restated certificate of incorporation;

•                                          prior to consummating our initial business combination, we must submit such business combination to our stockholders for approval;

•                                          we may consummate our initial business combination if it is approved by public stockholders holding a majority of the shares of our common stock sold in our initial public offering and voted by our public stockholders and if public stockholders owning less than 20%

of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights;

•                                          if our initial business combination is approved and consummated, public stockholders who voted against the business combination and who exercised their own conversion rights will receive their pro rata share of the trust account (including the underwriters’ deferred discount);

•                                          if a business combination is not consummated or a letter of intent, an agreement in principle, or a definitive agreement is not signed within the time periods specified in this prospectus, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account; and

•                                          we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that meets the conditions specified in this prospectus, including the requirement that the business combination be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets (excluding the underwriters’ deferred discount) at the time of such business combination.

Our fourth amended and restated certificate of incorporation requires that we obtain the unanimous consent of stockholders to amend the above provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the company’s fourth amended and restated certificate of incorporation. In that case, some or all of the above provisions could be amended without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders and we will not take any action to waive or amend any of these provisions that would take effect prior to the consummation of a business combination.

Since we have not yet selected any target acquisition with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Because we have not yet identified a prospective target acquisition, investors currently have no basis to evaluate the possible merits or risks of the target acquisition. We cannot assure you that our management, when evaluating a prospective target acquisition, will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target acquisition. Except for the limitation that a target acquisition have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our fourth amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000 shares of preferred stock, par value $0.0001 per share. There are 70,687,500 authorized but unissued shares of our common stock available for issuance (including appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and 5,000 shares of preferred stock available for issuance. Although we have no commitment to do so, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•                                          may significantly reduce the equity interest of investors;

•                                          may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•                                          will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•                                          may adversely affect prevailing market prices for our common stock.

We may issue debt securities, which could limit our ability to operate our business and return value to our stockholders.

If we issue debt securities, it could result in:

•      Default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•      Acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•      Our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•      Our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•      Our inability to pay dividends on our common stock;

•      Using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•      Limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•      Increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•      Limitations on our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and

•      Other disadvantages compared to our competitors who have less debt.

Our ability to successfully consummate a business combination and to be successful thereafter will be dependent upon the efforts of our management.

Our ability to successfully consummate a business combination will be dependent upon the efforts of our current key personnel. The future role of our current key personnel following a business combination, however, cannot presently be fully ascertained. None of our current key personnel have entered into either employment or consulting agreements with us and they may only remain with the combined company upon the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment or consultancy terms, which terms would be determined at such time by the respective parties and disclosed to stockholders at the time we seek approval for the initial business combination. Furthermore, we will not be able to grant shares of common stock or options to our current key personnel prior to the earlier of the completion of a business combination or the total release of funds in the trust account, which may affect our hiring and retention efforts. Even if our current key personnel remain with us following a business combination, there is no assurance that the business combination will be successful. For example, Mr. McCourt was the Chief Executive Officer and Chairman of RCN Corporation in May 2004 when it went through a voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additionally, we may also employ other personnel following a business combination, including the management associated with the acquisition candidate.

Our officers and directors will allocate some portion of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our officers and directors are not obligated to devote any specific number of hours to our affairs. If an officer or director is required to devote more substantial amounts of time to his or her other businesses and affairs, it could limit his or her ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors are affiliated with entities in the telecommunications and media industry. David C. McCourt, our President, Chief Executive Officer and Chairman, is the Chairman and interim Chief Executive Officer and Chief Operating Officer of Narrowstep, Inc., a

company that provides television services over the Internet and Roger L. Werner, Jr., one of our directors, is Chairman of Werner Telesport, LLC, a sports programming production company, and serves as a director of Narrowstep, Inc. and WATV Productions, a vehicle enthusiasts production company. In addition Paul N. D’Addario, a director, is the founder and Senior Managing Director of Palisades Ventures, a technology and media growth fund.

Several of our officers are also officers of Granahan McCourt Capital, LLC, a private investment firm founded by Mr. McCourt focused on making minority investments in, and advising, companies in the telecommunications and media industries. Mr. McCourt is Chairman and Chief Executive Officer, Mr. Bar-Cohen is President and Chief Operating Officer, and Ms. Ito is Chief Administrative Officer. To the extent a business presents mutually exclusive opportunities including both the possibility of being acquired by us and the possibility of a minority investment by or an advising contract with Granahan McCourt Capital, LLC our officers could face conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers or directors have been or currently are a principal of, or affiliated or associated with, a blank check company. However, all of our officers and directors currently are, and may in the future become affiliated with additional entities, including other “blank check” companies. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that any of these conflicts will be resolved in our favor.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our officers and directors, conflicts of interest could arise.

Our officers and directors either currently have or may in the future have affiliations with companies in the telecommunications and media industries. If we were to seek a business combination with a target business with which one or more of our officers or directors may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. Conflicts that may arise may not be resolved in our favor. In the event we pursue a business combination with an entity with which one or more of officers and directors is affiliated, we would obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of the business combination. Our officers and directors are not currently aware of any specific opportunities to consummate a business combination with any entities with which they are affiliated, whether by virtue of the sale of assets, spin-off, divestiture or otherwise, and there have been no preliminary discussions or indications of interest with any such entity or entities. Although we will not be specifically focusing on or targeting any transaction with any entities affiliated with any of our officers and directors, and we are unaware of any such actual or potential transaction as of the date of this prospectus, we would consider such a transaction after the offering if any such opportunity were presented to us. It is possible that we could consider an opportunity with entities affiliated with any of our officers and directors without first seeking to consummate a business combination with an entity that is not affiliated with any of our officers and directors.

Our current officers and directors may resign upon consummation of a business combination.

Upon consummation of a business combination, the role of our officers and directors in the target business cannot presently be fully ascertained. We may employ other personnel following the business combination. If we acquire a target business in an all cash transaction, it would be more likely that our management team and certain of our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our management team would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. If, as a condition to a potential business combination, our management team negotiates to be retained after the consummation of the business combination, such negotiations may result in a conflict of interest. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’ management and negotiate, as part of the business combination, that certain of our management team and directors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination.

The 2,812,500 shares of common stock owned by our officers and directors will not participate in liquidation distributions, and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

Our officers and directors own, in the aggregate, 2,812,500 shares of our common stock and the 4,000,000 warrants purchased in the private placement, but have waived their right to receive distributions (other than with respect to any units they purchase in our initial public offering or units, warrants or common stock they purchase in the aftermarket) upon our dissolution and liquidation prior to a business combination. Such shares and warrants owned by our officers and directors will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

There is no guarantee that a market for our securities will be maintained, which would adversely affect the liquidity and price of our securities.

Investors have access to information from only a relatively short period of our prior market history.  The price of our securities may vary significantly due to reports of operating losses, one or more potential business combinations, the filing of periodic reports with the SEC and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be sustained.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•      make a special written suitability determination for the purchaser;

•      receive the purchaser’s written agreement to the transaction prior to sale;

•      provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•      obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Initially, we may only be able to complete one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering provided us with approximately $81,050,000, which, along with $4,000,000 of the proceeds from the private placement and the $3,600,000 underwriters’ deferred discount (an aggregate of $88,650,000), is held in the trust account and may be used by us to complete a business combination. Our business combination must be with a business having a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such business combination. We have no limitation on our ability to raise additional funds through the private sale of securities or the incurrence of indebtedness that would enable us to effect a business combination with an operating business having a fair market value in excess of 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such a business combination. Consequently, initially it is probable that we will have the ability to complete only a single business combination. We may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company. Therefore, it is probable that we will have the ability to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

•      result in our dependency upon the performance of a single or small number of operating businesses;

•      result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•      subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our existing stockholders with respect to any shares they owned prior to our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. An existing stockholder who acquires shares in the offering or thereafter in the open market, however, would be a public stockholder with respect to such shares and retains the right to exercise the conversion rights attributable to such shares. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having to incur an amount of leverage that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination during the prescribed time period.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and operating businesses competing for the types of businesses that we intend to primarily focus on. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies in the telecommunications and media industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Accordingly, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, the warrants underlying units issued in connection with our initial public offering and the warrants issued in connection with the private placement and their dilutive effect they may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

As of December 31, 2006, we had approximately $1,662,056 remaining from the proceeds of our initial public offering outside the trust account to cover our operating expenses until October, 2008, including expenses incurred in connection with a business combination, based upon our management’s estimate of the amount required for these purposes. This estimate may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing.

We may not be able to obtain additional financing and neither our sponsor, Mr. McCourt, nor other members of our management team is obligated to provide any additional financing. If we do not have sufficient proceeds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination.

Our existing stockholders, including all of our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our existing stockholders, including all of our officers and directors, own 20% of our issued and outstanding shares of common stock. In addition, there is no restriction on the ability of our existing stockholders to purchase units or shares of our common stock either in our initial public offering or in the open market after completion of the offering. If they were to do so, the percentage of our outstanding common stock held by our existing stockholders would increase. Our board of directors will be divided into three classes, each of which generally will serve for a term of three years, with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of this “staggered” board of directors, only a minority of the board of directors would be considered for election. As a result, our officers and directors may exert considerable influence on actions requiring a stockholder vote, including the election of officers and directors, amendments to our fourth amended and restated certificate of incorporation, the approval of benefit plans, mergers, and similar transactions. Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective business combinations, to submit to a stockholder vote. As a result, they will exert substantial control over actions requiring a stockholder vote both before and following a business combination.

In connection with the stockholder vote required for a business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote all of the shares of common stock owned by them immediately prior to the offering in accordance with the majority of the shares of common stock voted by the public stockholders.

In addition, our existing stockholders have agreed to vote all of the shares owned by them in favor of our dissolution in the event we are unable to timely complete a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We have issued and outstanding warrants to purchase up to 15,250,000 shares of common stock.  To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target acquisition. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Therefore, our outstanding warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target acquisition.  Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing.  If and to the extent our warrants are exercised, you may experience dilution to your holdings.

The exercise by our existing stockholders of their registration rights may have an adverse effect on the market price of our common stock and the existence of the registration rights may make it more difficult to effect a business combination.

Our existing stockholders are entitled to make a demand that we file a registration statement to register their shares of common stock held prior to our initial public offering and the warrants sold in the private placement, including any shares of common stock issuable upon exercise of such warrants, at any time commencing 90 days prior to the expiration of the transfer restrictions on such securities. If our existing stockholders exercise their registration rights with respect to all of their shares of common stock, including those underlying the warrants issued in the private placement, then there will be an additional 6,812,500 shares, or an additional 60.6% of the post-offering shares of our common stock, eligible for trading in the public market (assuming no exercise of the underwriters’ over-allotment option and no exercise of warrants by our public stockholders). The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target acquisition, as the stockholders of the target acquisition may be discouraged from entering into a business combination with us or may request a higher price for their securities because of the potential effect the exercise of the registration rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination, or we may be required to incur additional expenses if we are unable to dissolve after the expiration of the allotted time periods.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•      restrictions on the nature of our investments; and

•      restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•      registration as an investment company;

•      adoption of a specific form of corporate structure; and

•      reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

To this end, the proceeds from our initial public offering held in the trust account may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

In addition, if we do not complete a business combination by April 24, 2008 (18 months after the consummation of our initial public offering) or by October 24, 2008 (24 months from the consummation of our initial public offering if a letter of intent, agreement in principle or definitive agreement has been executed by April 24, 2008 and the business combination has not yet been consummated), our fourth amended and restated certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and (b) requires that, within 15 days after the expiration of the allotted time periods, our board of directors adopt a resolution finding our dissolution advisable and that it provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. If our stockholders do not approve our dissolution in a timely manner or at all, we will not be able to liquidate and distribute the trust account to holders of our common stock sold in our initial public offering for an extended period of time or indefinitely, and, consequently, we may be deemed to be an investment company.

If we are deemed to be an investment company at any time, we will be required to comply with additional regulatory requirements under the Investment Company Act of 1940 which would require additional expenses for which we have not budgeted.

We may or may not obtain an opinion from an unaffiliated third party as to the fair market value of the target acquisition or that the price we are paying for the business is fair to our stockholders.

We are not required to obtain an opinion from an unaffiliated third party that either the target acquisition we select has a fair market value in excess of 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) or that the price we are paying is fair to stockholders. If no opinion is obtained, our stockholders will be relying on the judgment or our board of directors.

The American Stock Exchange may require us to submit a new listing application, subject to the initial listing requirements, in connection with a business combination, or may delist our securities from trading on its exchange, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with a business combination, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange in the future, we could face significant material adverse consequences, including:

•      a limited availability of market quotations for our securities;

•      determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•      more limited amount of news and analyst coverage for us;

•      decreased ability to issue additional securities or obtain additional financing in the future; and

•      decreased ability of our security holders to sell their securities in certain states.

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have no value and the market for our warrants may be limited.

Our warrants are not exercisable unless, at the time of exercise, a post-effective amendment to the registration statement, or a new registration statement, is effective which includes a current prospectus relating to the common stock issuable upon exercise of the warrants and the common stock underlying the warrants has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holders of our warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so. In addition, the warrant agreement provides that we are not required to net-cash settle the warrants if we are unable to maintain a current prospectus. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire. Thus, our warrants may be deprived of any value and the market for our warrants may be limited. Even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the warrants issued as a part of our units (including the warrants sold in the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our fourth amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Related to Doing Business Outside the United States

Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.

We may acquire a business or businesses with some relationship to countries outside of the United States. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:

•      tariffs and trade barriers;

•      regulations related to customs and import/export matters;

•      tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•      cultural and language differences;

•      foreign exchange controls;

•      the possibility of our assets being nationalized;

•      crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•      deterioration of political relations with the United States.

Foreign currency fluctuations could adversely affect our business and financial results.

A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Because we must furnish our stockholders with target business financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles, we will not be able to complete a business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.

The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with a target business that has a fair market value equal to at least 80% of our net assets at the time of such business combination (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities), we will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the United States, does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Risks Associated with the Telecommunications and Media Industries

We may be subject to significant regulatory requirements in connection with our efforts to consummate a business combination with a company in the telecommunications and media industries, which may result in our failure to consummate our initial business combination within the required time frame and may force us to liquidate.

Acquisitions of telecommunications and media companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of telecommunications and media companies without complying with applicable laws and regulations and obtaining required governmental or client consents. We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control. Satisfying any requirements of regulatory agencies may delay the date of our completion of our initial business combination beyond the required time frame. If we fail to consummate our initial business combination within the required time frame we may be forced to dissolve and liquidate.

Our investments in telecommunications and media companies may be extremely risky due, in part, to market conditions, and we could lose all or part of our investments.

An investment in telecommunications and media companies may be extremely risky relative to an investment in companies operating in other industries.

Telecommunications and media companies typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, telecommunications and media companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In recent years, a number of internet companies have filed for bankruptcy or liquidated, and many large companies whose purchases affect the demand for products and services in the telecommunications and media industries have experienced financial difficulties, which may result in decreased demand for such products and services in the future. Our investments in the telecommunications and media industries may be extremely risky and we could lose all or part of our investments.

The information available regarding telecommunications and media companies is limited which could result in poor investment decisions on our part and we could lose all or part of our investments.

Many telecommunications and media companies are privately owned and there is generally little publicly available information about these businesses; therefore, we may not learn all of the material information we need to know regarding these businesses. As a result, we may make investment decisions based on incomplete information or we may be unaware of material problems in a business in which we invest, which make our investments extremely risky.

If we make an investment in a telecommunications and media company that is dependent on current management, the loss of such management may materially affect results of operations.

Telecommunications and media companies are often dependent on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the operations of any telecommunications and media companies we may acquire.

The telecommunications and media industries are highly cyclical, which may materially affect our future performance and ability to sell our products or services and, in turn, hurt our profitability.

Customers of telecommunications and media products and services tend to defer purchases during periods of economic weakness, opting instead to continue to use what they already own. As a consequence, revenues and earnings for telecommunications and media companies may fluctuate more than those of less economically sensitive companies. Due to the cyclical nature of the telecommunications and media industries, inventories may not always be properly balanced, resulting in lost sales when there are shortages or write-offs when there are excess inventories. This may materially adversely affect the business, financial condition, and results of operations of any target businesses that we may acquire. Moreover, many of the customers of telecommunications and media products and services also may be subject to similar cycles and less able to pay for such products and services during periods of economic weakness.

If we are unable to keep pace with the changes in the telecommunications and media industries, the products of any target business that we acquire could become obsolete and it could materially hurt our results of operations.

The telecommunications and media industries are generally characterized by intense, rapid changes, often resulting in product obsolescence or short product life cycles. Our ability to compete after the consummation of a business combination will be dependent upon our ability to keep pace with changes in the industry. If we are ultimately unable to adapt our operations as needed, our business, financial condition and results of operations following a business combination will be materially adversely affected.

The telecommunications and media industries are highly competitive and we may not be able to compete effectively which could materially adversely affect our revenues and profitability upon consummation of a business combination.

The telecommunications and media industries are rapidly evolving and intensely competitive. We expect competition to intensify in the future. Many of the competitors we will face upon consummation of a business combination will have significantly greater financial, technical, manufacturing, marketing and other resources than we do. Competing with these companies after a business combination will require investment by us in engineering, research and development and marketing. We may not have the resources to make these investments and may not be successful in making these investments. In addition, the management of our competitors may have greater operating resources and experience in their respective industries. Some of these competitors may also offer a wider range of services than we can and may have greater name recognition and a larger client base. For example, cable network operators and communications operators are increasingly offering similar products in an effort to become an all-in-one provider of voice, high speed internet access and video services to customers. These competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively following a business combination, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may not be able to comply with government regulations that may be adopted with respect to the telecommunications and media industries.

The telecommunications and media industries have historically been subject to substantial government regulation. The Federal Communications Commission, or FCC, is continuing implementation of the Communications Act of 1996, which, when fully implemented, may significantly impact the telecommunications and media industries and change federal, state and local laws and regulations regarding the provision of cable, internet and telephony services. After we complete a business combination, these regulations may materially affect the types of products or services we may offer, the rates we are permitted to charge and our method of operation. We cannot assure you that regulations currently in effect or adopted in the future will not have a material adverse affect on our ability to acquire a particular target or the operations of a business acquired by us.

We may be unable to protect or enforce the intellectual property rights of any target businesses that we acquire.

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, trade dress, and trade secrets will likely be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Our competitors may claim that we are infringing on their intellectual property rights and seek damages, the payment of royalties, licensing fees and/or an injunction against the sale of our products or services. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our competitive position and business. Depending on the target business or businesses that we acquire, it is likely that we will have to protect copyrights, trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the target business or businesses that we will acquire, we expect that the target business or businesses will have entered into license agreements in the past and will continue to enter into such agreements in the future. These licensees may take actions that materially diminish the value of such target business or businesses’ proprietary rights or cause material harm to such target business or businesses’ reputation.

Government regulation of the telecommunications and media industries and the uncertainty over government regulation of the Internet could harm our operating results and future prospects.

Certain segments of the telecommunications and media industries historically have been subject to substantial government regulation, both in the United States and overseas. If we complete a business combination with a target business or businesses in these industries, changes in regulatory requirements in the United States or other countries could affect the sales of our products, limit the growth of the markets we serve, or require costly alterations of current or future products. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers.

On the other hand, few laws or regulations currently apply directly to access of or commerce on the Internet. New regulations governing the Internet and Internet commerce, if adopted, could have an adverse effect on our business, operating results, and financial condition following a business combination. New regulations governing the Internet and Internet commerce could include matters such as changes in encryption requirements, sales taxes on Internet product sales, and access charges for Internet service and/or content and/or commerce providers.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

We do not own any real estate or other physical properties. Our headquarters are located at 179 Stony Brook Road, Hopewell, NJ 08525. Under an office administration agreement between Granahan McCourt Capital LLC, a private investment firm, and us, Granahan McCourt Capital LLC furnishes us with office facilities, equipment and clerical services at the facilities in exchange for a payment of $10,000 per month. We believe, based on our management’s experience, that our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, which consist of one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock, trade on the American Stock Exchange under the symbol “GHN.U.” Our warrants and common stock have traded separately on the American Stock Exchange under the symbols “GHN.WS” and “GHN,” respectively, since November 27, 2006. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing on the later of our consummation of an initial business combination or October 18, 2007. Our warrants will expire at 5:00 p.m., New York City time, on October 18, 2010, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit, warrant and share of common stock, respectively, as reported on the AMEX. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Units(1)		Warrants(2)		Common Stock(3)
Quarter ended	High	Low	High	Low	High	Low
First Quarter*	—	—	—	—	—	—
Second Quarter*	—	—	—	—	—	—
Third Quarter *	—	—	—	—	—	—
Fourth Quarter (October 19, 2006 to December 31, 2006)	$8.05	$7.65	$0.65	$0.50	$7.55	$7.30

(1)	Represents the high and low sales prices from our initial public offering on October 19, 2006 through December 31, 2006.
(2)	Represents the high and low sales prices from November 27, 2006, the date that our warrants first became separately tradable, through December 31, 2006.
(3)	Represents the high and low sales prices from November 27, 2006, the date that our common stock first became separately tradable, through December 31, 2006.
*	No amounts are included as none of our securities commenced trading on the AMEX prior to October 19, 2006.

Holders

As of March 29, 2007, we had approximately 1 holder of record of our units, 8 holders of record of our common stock and 1 holder of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. If, after we consummate a business combination, we become a holding company with a risk-bearing operating company subsidiary, the ability of that subsidiary to pay dividends to our stockholders, either directly or through us, may be limited by statute or regulation.

Performance

The graph below compares the cumulative total return of our common stock from November 27, 2006 through December 31, 2006 with the cumulative total return of companies comprising the S&P 500 Index and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the peer group selected by us over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Our peer group is comprised of the following companies that were blank check companies and that, as of the measurement dates, had neither completed a business combination nor announced a business combination:  HD Partners Acquisition Corporation, Affinity Media International Corp., Marathon Acquisition Corporation, Rhapsody Acquisition Corporation and Fortissimo Acquisition Corp.

Recent Sales of Unregistered Securities

On July 20, 2006, we sold 3,234,375 shares of our common stock (after giving effect to a subsequent 0.72 for 1 reverse stock split) to the parties set forth below for $2,000 in cash, at a purchase price of $0.000618 per share, without registration under the Securities Act:

Stockholders	Number of Shares
David C. McCourt	2,574,900
Barry S. Sternlicht	32,400
George J. Tenet	32,400
Roger L. Werner	32,400
Paul N. D’Addario	32,400
Barak Bar-Cohen	72,000
Ellyn M. Ito	36,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

On October 18, 2006, David C. McCourt, purchased from us an aggregate of 4,000,000 warrants in a private placement, at a purchase price of $1.00 per warrant for an aggregate price of $4,000,000. Such warrants were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act as they were sold in a transaction not involving a public offering.

The $4,000,000 proceeds from the issuance and sale of the private placement warrants were placed in a trust account and will be part of the liquidating distribution to our public stockholders in the event of liquidation prior to our business combination or in the event that less than 20% of our public stockholders elect to convert their shares of common stock in connection with a business combination.

The private placement warrants have terms and provisions that are identical to those of the warrants sold as part of our units but will not be transferable or salable by Mr. McCourt until after the consummation of the initial business combination, except that Mr. McCourt is permitted to transfer the warrants sold in the private placement in certain limited circumstances, such as by will in the event of his death or to other of the Company’s officers and directors.  However, the transferees receiving such private placement warrants will be subject to the same sale restrictions imposed on Mr. McCourt. In the event of liquidation prior to our initial business combination, the private placement warrants will expire worthless.

Use of Proceeds from our Initial Public Offering and Private Placement

On October 24, 2006, we closed our initial public offering of 11,250,000 units with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $6.00 per share. All of the units registered were sold, at an offering price of $8.00 per unit, and generated gross proceeds of $90,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-136048). The Securities and Exchange Commission declared the registration statement effective on October 18, 2006. Deutsche Bank Securities Inc. served as the lead underwriter in our initial public offering.

Of the gross proceeds from the Offering: (i) we deposited $88,650,000 into a trust account at JP Morgan Chase Bank, NA, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $3,600,000 of contingent underwriting discount and $4,000,000 that we received from the sale of warrants to David C. McCourt, our President, CEO and Chairman; (ii) the underwriters received $2,700,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we used $707,915 for offering expenses. None of the offering expenses were paid directly or indirectly to any of our officers, directors or 10% stockholders. The net proceeds deposited into the trust account remain on deposit in the trust account, except for a withdrawal of $55,000 to pay estimated state income tax, and earned $575,114 in interest through December 31, 2006.

Following the consummation of our initial public offering through December 31, 2006, we incurred an aggregate of $223,518 in additional expenses, which consists of approximately $30,249 for director and officer insurance and other insurance, $66,639 for legal and accounting fees unrelated to our initial public offering, $75,659 for Delaware franchise taxes, $24,516 paid to Granahan McCourt Capital, LLC, through December 31, 2006 for our office space and other general and administrative services and $26,455 for other expenses. Through December 31, 2006, we earned interest income of $12,104 on funds held outside the trust account. We also accrued an income tax benefit of $52,600. The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through December 31, 2006 were approximately $90,832,170, which consists of $1,662,056 of cash held outside the trust account and $89,170,114 held in the trust account, including accrued interest.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this report. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and sourcing a suitable business combination candidate.

Period from July 10, 2006 (inception) to December 31, 2006
Revenues	$—
Operating loss	$(223,518)
Interest income	$587,218
Net income	$416,301
Net income attributable to common stockholders	$312,044
Basic and diluted net income per share	$0.05
Weighted average shares outstanding	6,803,341
Working capital (excludes assets held in trust and deferred underwriting fees)	$1,754,602
Total assets	$91,146,703
Common stock, subject to possible conversion, 2,249,999 shares at conversion value	$17,834,249
Stockholders’ equity	$69,577,067

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a blank check company organized under the laws of the State of Delaware on July 10, 2006. We were formed for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction.  We have not generated revenue to date other than interest income. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in October, 2006, we have been actively engaged in identifying a suitable business combination candidate. We have met with potential target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, we have not consummated any business combination. We have selected December 31 as our fiscal year end. Our securities trade on the American Stock Exchange.

On October 24, 2006, we consummated our initial public offering of 11,250,000 units and received gross proceeds of $90,000,000. The underwriters were paid fees of 3% of the gross proceeds, or $2,700,000, and have agreed to defer an additional $3,600,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the offering, $88,650,000 was placed in the trust account, including $3,600,000 of deferred underwriting fees and $4,000,000 from the sale of warrants in a private placement. The balance in the trust account including accrued interest on December 31, 2006 was $89,170,114.

We intend to use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the business we acquire.

For the period from July 10, 2006 (inception) through December 31, 2006, we had an operating loss of $223,518 attributable to organization, formation and general and administrative expenses. We also accrued $3,600,000 of deferred offering costs, which are payable only upon the consummation of a business combination and which were unpaid as of December 31, 2006.

The net proceeds of the offering that were not deposited in the trust account will be used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses.

We believe that we have sufficient available funds outside of the trust account to operate through October, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds during this time in order to meet the expenditures required to meet our operating expenses. However, we may issue additional capital stock, debt or a combination of capital stock and debt to complete one or more business combinations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with general accepting accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest.

As of December 31, 2006, $89,170,114 of the net proceeds of our initial public offering (including accrued interest) was held in trust for the purposes of consummating a business combination.  Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA, in the Lehman Brothers Tax Free Money Market Fund which invests in securities exempt from federal income taxes.  As of December 31, 2006, the effective, annualized, federal tax-free interest rate payable on our investment was 3.675%.

We have not engaged in any hedging activities since our inception on July 10, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2006. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During our fiscal quarter ended December 31, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
David C. McCourt	50	Chairman and Chief Executive Officer and Chief Operating Officer
Barry S. Sternlicht	46	Director
George J. Tenet	54	Director
Roger L. Werner, Jr.	57	Director
Paul N. D’Addario	53	Director
Barak Bar-Cohen	36	Chief Financial Officer
Ellyn M. Ito	37	Chief Administrative Officer

David C. McCourt has served as our President, Chief Executive Officer and Chairman of the Board since our inception. In addition, Mr. McCourt is the Founder, Chief Executive Officer and Chairman of the Board of Granahan McCourt Capital, LLC, a private investment firm focused on making minority investments and advising companies in the telecommunications and media industries, a position he has held since January 2005. Over the last 25 years, Mr. McCourt has been a pioneer across the telecommunications and media industries, founding or acquiring over ten companies in four countries in North America and Europe. Under his leadership, these companies completed capital raising and merger transactions valued in excess of $7.0 billion. In 1985, Mr. McCourt established Discovery TV, an independent television station in Grenada producing a range of programming for the Caribbean market. In 1987, Mr. McCourt founded a competitive telephone company, Corporate Communications Network. Corporate Communications Network was later merged with a subsidiary of MFS Communications to create MFS/McCourt. MFS Communications was later sold to Worldcom. In the early 1990’s Mr. McCourt formed a partnership based in London, England called McCourt Kiewit International that designed and built telecommunication systems across Europe. In 1993, Mr. McCourt formed a $196 million partnership with Peter Kiewit Sons, Inc. and acquired control of C-TEC, a diversified telecommunications company based out of Wilkes-Barre, Pennsylvania. Under Mr. McCourt’s leadership as Chief Executive Officer and Chairman, C-TEC recapitalized its balance sheet and divested its non-strategic assets. In September 1997, C-TEC completed a tax free transaction splitting the company into three publicly traded companies: Cable Michigan, Commonwealth Telephone Company, and RCN Corporation. Mr. McCourt was Chief Executive Officer and Chairman of Cable Michigan from 1993 to 1999, he was Chief Executive Officer and Chairman of Commonwealth Telephone Company from 1997 to 2000, served as Chairman from 2000 until 2003 and was Chief Executive Officer and Chairman of RCN Corporation from 1997 through 2004, the latter of which was reorganized under Chapter 11 of the U.S. Bankruptcy Code in 2004. RCN Corporation is a facilities-based competitive provider of bundled phone, cable and high speed internet services delivered over its own fiber-optic local network to consumers located in the Boston, New York, Philadelphia, Chicago, San Francisco and Los Angeles metropolitan markets. Mr. McCourt has received numerous awards over his career including “Entrepreneur of the Year” by Ernst & Young, LLP as well as the American Irish Historical Society Gold Medal Award. In 2005, Mr. McCourt received an Emmy Award for his role as Executive Producer of the award-winning children’s show “Reading Rainbow.” Mr. McCourt is on the National Advisory Board of JPMorgan Chase Bank, the North American Advisory Board of the Michael Smurfit Graduate School of Business at University College in Dublin, Ireland, the Board of Overseers of the Robert Wood Johnson Medical School of the University of Medicine and Dentistry in New Jersey, and is the Chairman and interim Chief Executive Officer and Chief Operating Officer of Narrowstep, Inc. — a television over the internet company. Mr. McCourt holds a B.A. from Georgetown University and is a frequent public speaker and contributor to national and international publications on business and regulatory issues in the telecommunications and media industries.

Barak Bar-Cohen has served as our Chief Financial Officer since our inception. Mr. Bar-Cohen has been President and Chief Operating Officer of Granahan McCourt Capital, LLC since January 2005. From April 1999 through December 2004, Mr. Bar-Cohen served in several senior management roles at RCN Corporation. From October 2003 through December 2004, Mr. Bar-Cohen served as Vice President of Customer Service, Marketing and Public Relations at RCN where his responsibilities included managing all customer care and direct marketing functions at corporate and in the markets across the company. From January 2002 through September 2003, Mr. Bar-Cohen served as Vice President of Financial Operations at RCN where his responsibilities included managing the New York market. Prior to 2002, Mr. Bar-Cohen held roles as Director of Corporate Initiatives at RCN, where he implemented cost savings initiatives across the company, as well as Product Manager of Internet Product Development. From February 1997 through August 1998, Mr. Bar-Cohen was Vice President of Investment Banking at Zannex Investments, a boutique investment firm based in Tel-Aviv, Israel, where he raised seed-funding for technology start-up companies. From 1992 through 1996, Mr. Bar-Cohen worked as a Senior Associate at Putnam, Hayes & Bartlett, a world-wide economic consulting firm based out of Washington, DC, where he specialized in financial analysis of securities fraud litigation cases as well as quantitative analysis of mergers and acquisitions for electric utilities and energy companies. Mr. Bar-Cohen holds a B.A. in Economics with Honors from Brandeis University as well as an M.B.A. from the Tuck School of Business at Dartmouth College.

Ellyn M. Ito has served as our Chief Administrative Officer since our inception. Ms. Ito has been Chief Administrative Officer of Granahan McCourt Capital, LLC, a position she has held since March 2005. From August 2003 through December 2004, Ms. Ito served as

Senior Vice President of Employee Services at RCN Corporation. In this role, Ms. Ito was responsible for all corporate compliance, compensation, benefits, payroll, staffing and recruiting functions across the company. From November 1999 through July 2003, Ms. Ito was Director of Corporate Staff Development and Director, Staffing at RCN Corporation. From October 1998 to October 1999, Ms. Ito was a Management Consultant for Ernst and Young, LLC, serving clients within their Finance, Technology and Administration Group. Prior to this role, Ms. Ito ran her own independent consulting practice, working with Fortune 500 clients such as MetLife, Harvard Management, Sun Life Financial, New England Financial, and Putnam Investments in addressing their talent acquisition and human capital management. Ms. Ito is the recipient of the “Top Human Resource Business Leader for 2004” Award from the Society of Human Resources Management Organization and holds a B.A. from the University of Colorado.

Barry S. Sternlicht has served as a director since our inception. He is Chairman and Chief Executive Officer of Starwood Capital Group, a private real estate investment firm he formed in 1991. From 1995 through 2004, Mr. Sternlicht was Chairman and CEO of Starwood Hotels & Resorts Worldwide, Inc., a company he founded in 1995. Mr. Sternlicht is a trustee of Brown University. He serves on the Board of Directors of National Golf, The Estée Lauder Companies, the National Advisory Board of JPMorgan Chase Bank, the Advisory Board of Eurohypo Bank, the Juvenile Diabetes Research Foundation’s National Leadership Advocacy Program, Kids in Crisis, the Business Committee for the Arts, and the Center for Christian-Jewish Understanding. Mr. Sternlicht received his B.A., magna cum laude, with honors from Brown University. He earned an M.B.A. with distinction from Harvard Business School.

George J. Tenet has served as a director since our inception. Since July 2004, Mr. Tenet currently serves as a distinguished professor at Georgetown University. From July 1997 through June 2004, Mr. Tenet has served as the Director of the U.S. Central Intelligence Agency. Prior to that, Mr. Tenet served in other government positions, including as Deputy Director of the C.I.A., Special Assistant to the President and Senior Director for Intelligence Programs at the National Security Council and Staff Director of the Senate Select Committee on Intelligence. Mr. Tenet serves as a member of the Board of: L-1 Identity Solutions Inc., Guidance Software and the British defense firm, QinetiQ.  In addition he is the Chairman of the CIA Memorial Foundation.  Mr. Tenet holds a B.S.F.S. from the Georgetown University School of Foreign Service and an M.I.A. from the School of International Affairs at Columbia University.

Roger L. Werner, Jr. has served as a director since our inception. From 1995 to until 2001, he developed and served as the President and CEO of Speedvision and Outdoor life cable television networks. From 1990 to 1994, Mr. Werner served as President and CEO of Daniels Programming Ventures, LLC, where he managed Daniels interest with Prime Ticket (now Fox Sports West), and Prime Sports Network Group, a joint venture with Liberty Media, along with a number of other sports media properties. From 1982 to 1988 he was the Chief Operating Officer of ESPN and from 1988 through 1990 he was its Chief Executive Officer. Prior to joining ESPN, he served as Engagement Manager for McKinsey and Company from 1979 to 1982. Mr. Werner serves on the Board of Directors of WATV Productions, Outdoor Channel Holdings Inc. and Narrowstep, Inc. and is the CEO of Outdoor Channel Holdings Inc. He is a graduate of Trinity College, Hartford, Connecticut and holds an M.B.A. from the University of Virginia.

Paul N. D’Addario has served as a director since our inception.  Mr. D’Addario is the Founder and Senior Managing Director of Palisades Ventures, a technology and media growth fund.  Mr. D’Addario was the former senior member of the Media Telecom Group of Credit Suisse First Boston from 2000 to 2004, and prior to this, held several positions within Donaldson, Lufkin & Jenrette Securities since the spring of 1987, including Managing Director & Principal from 1994 to 2000.  At DLJ, Mr. D’Addario also served as Head of New Media and Head of West Coast Media and managed a number of financings and M&A deals for major media, technology and entertainment companies including: Crown Media Holdings, Inc. and IMAX Corp.  Mr. D’Addario is a board observer for Omneon Video Networks, a provider of media server solutions for the broadcast and video industry, a board member of Language Weaver, a software company that specializes in statistical machine translation software and Showtime Arabia, a pay TV platform in the Middle East.  Prior to his employment by DLJ, Mr. D’Addario was in the M&A Group of Weil, Gotshal & Manges LLP.  Mr. D’Addario received a B.A. from Boston College, a M.Sc. from the London School of Economics and a J.D. from Villanova Law School.

Number and Terms of Directors

The term of office of the first class of directors, consisting of Messrs. Werner and D’Addario, will expire at our first annual meeting of stockholders in 2007. The term of office of the second class of directors, consisting of Messrs.  Tenet and Sternlicht, will expire at the second annual meeting in 2008. The term of office of the third class of directors, consisting of Mr. McCourt, will expire at the third annual meeting in 2009. All of our directors have served as directors since the inception of our company.

Director Independence

Our board of directors has determined that Barry S. Sternlicht, George J. Tenet, Roger L. Werner, Jr. and Paul N. D’Addario, a majority of the directors on our board, are “independent directors” as defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and the rules of the American Stock Exchange. By “independent director,” we mean a person other than an officer or employee of ours or any other individual having a relationship, which, in the opinion of our board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

As provided in our by-laws, any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent directors and our directors who do not have a pecuniary interest in the transaction, in either case who had access, at our expense, to attorneys or independent legal counsel. Whether or not independent, our directors will be our fiduciaries and, as such, must exercise discretion over future transactions consistent with their responsibilities as fiduciaries. Moreover, we intend to obtain estimates from unaffiliated third parties for similar goods or services, taking into account, in addition to price, the quality of the goods or services to be provided by such third parties to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from unaffiliated third parties.

Committees of the Board of Directors

Our board of directors has established the following standing committees: audit committee and nominating and corporate governance committee.

Audit Committee

Our board of directors has an audit committee, which reports to the board of directors. The audit committee consists of Mr. D’Addario, as chairman, and Messrs. Sternlicht and Werner. The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls.

Each of the members of the audit committee is “financially literate,” meaning that they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. D’Addario satisfies the definition of financial sophistication, qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations and is independent, as defined by our listing standards.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Tenet, Sternlicht and Werner. Mr. Tenet serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board or a committee of the board, developing and recommending to the board a set of corporate governance principles and overseeing the evaluation of the board and our management.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment.  The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2006, all 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

Code of Ethics

Our board of directors has adopted a code of ethics, which establishes standards of ethical conduct applicable to all our directors, officers and employees. This code of ethics addresses conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The audit committee is responsible for applying and interpreting our code of ethics in situations where questions are presented to it.

Our code of ethics may be viewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information about the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our code of ethics also may be available on the SEC’s website, http://www.sec.gov, or be obtained, after paying a duplicating fee, by electronic request to publicinfo@sec.gov, or by writing to: SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

We undertake to provide without charge to any person, upon written or verbal request of such person, a copy of the our code of ethics. Requests for a copy should be directed in writing to Granahan McCourt Acquisition Corporation, 179 Stony Brook Road, Hopewell, NJ 08525, Attention: Barak Bar-Cohen or by telephone to (609) 333-1200.

Promoters

We consider Mr. McCourt to be our promoter as the term is defined within the rules promulgated by the SEC under the Securities Act.

ITEM 11.             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. Commencing on October 18, 2006, the effective date of the registration statement through the consummation of a business combination, pursuant to a letter agreement, we will pay Granahan McCourt Capital, LLC a fee of $10,000 per month for providing us with administrative services. Other than the fees payable to Granahan McCourt Capital, LLC pursuant to the agreement described above, no compensation of any kind, including finder’s, consulting fees or other similar compensation, will be paid by us or any other entity to any of our existing officers, directors, existing stockholders or any of their respective affiliates, prior to or in connection with a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. In addition, Mr. McCourt may, in his sole discretion, transfer our securities held by him to our existing officers and directors who participate in the deal sourcing, due diligence, structuring and negotiating of a business combination. The compensation of our Chief Executive Officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Compensation Committee Interlocks and Insider Participation

Our board of directors has not established a compensation committee of the board of directors.  The compensation of our Chief Executive Officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

No members of our board of directors has a relationship that would constitute an interlocking relationship with executive officers or directors of the company or another entity.

Compensation Committee Report

Our board of directors has not established a compensation committee of the board of directors.  The compensation of our Chief Executive Officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Our board of directors has reviewed and discussed the discussion and analysis of our compensation which appears above with management, and, based on such review and discussion, the board of directors determined that the above disclosure be included in this Annual Report on Form 10-K.

The independent members of our board of directors are:

Barry S. Sternlicht
George J. Tenet
Roger L. Werner, Jr.
Paul N. D’Addario

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March  30, 2007, by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(2)
5% Stockholders
David C. McCourt(3)	2,574,900	18.3%
Fir Tree, Inc.(4)	1,031,400	7.3%
Sapling, LLC(4)	827,102	5.9%

(1)             Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

(2)             Amount and applicable percentage of ownership is based on 14,062,500 shares of our common stock outstanding on March 30, 2007.

(3)             The business address of David C. McCourt is 179 Stony Brook Road, Hopewell, NJ 08525.

(4)             The business address of Sapling, LLC and Fir Tree, Inc. is 505 Fifth Avenue, New York, New York 10017.  Fir Tree, Inc. is the investment manager for each of Sapling, LLC and Fir Tree Recovery Master Fund, L.P. and has been granted investment discretion over portfolio investments held by each of them.  Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are the beneficial owners of 827,102 shares of Common Stock and 204,298 shares of our common stock, respectively. Fir Tree, Inc. may be deemed to beneficially own the shares of our common stock held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. as a result of being the investment manager of Sapling, LLC and Fir Tree Recovery Master Fund, L.P.  Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are the beneficial owners of 5.9% and 1.5%, respectively, of the outstanding shares of our common stock. Collectively, Sapling, LLC and Fir Tree Recovery Master Fund, L.P. beneficially own 1,031,400 shares of common stock of the Company, which represent 7.3% of the shares of common stock outstanding.  Sapling, LLC may direct the vote and disposition of 827,102 shares of our common stock. Fir Tree Recovery Master Fund, L.P. may direct the vote and disposition of 204,298 shares of our common stock.  Fir Tree, Inc. has been granted investment discretion over the shares of our common stock held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2007.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants as of March 30, 2007, by (i) each of our executive officers for the fiscal year ended December 31, 2006, (ii) each of our directors, and (iii) all directors and executive officers as a group. Our warrants become exercisable on the later of the completion of our initial business combination and October 18, 2007. These warrants expire on October 18, 2010, or earlier upon redemption.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership of Common Stock(1)	Percent of Common Stock
Executive Officers
David C. McCourt(2)	2,574,900	18.3%
Barak Bar-Cohen(2)	72,000	*
Ellyn M. Ito(2)	36,000	*
Directors
Barry S. Sternlicht(3)	32,400	*
George J. Tenet(4)	32,400	*
Paul N. D’Addario(5)	32,400	*
Roger L. Werner, Jr.(6)	32,400	*
All executive officers and directors as a group	2,812,500	20.0%

*                    Less than 1.0%

(1)             All ownership is direct beneficial ownership.

(2)             Business address is 179 Stony Brook Road, Hopewell, NJ 08525.

(3)             Business address is 591 W. Putnam Ave., Greenwich, CT 06830.

(4)             Business address is School of Foreign Service, Georgetown University, ICC Building, Washington, D.C. 20057.

(5)             Business address is 11766 Wilshire Blvd., Ste. 890, Los Angeles, CA 90025.

(6)             Business address is 10 Barnstable Lane, Greenwich, CT 06830.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Prior to our initial public offering, we privately sold to our officers and directors 3,234,375 shares of our common stock for $2,000 in cash, at a price of $0.000618 per share. In connection with out initial public offering, we also sold to Mr. McCourt, our President, CEO and

Chairman, in a private placement concurrently with the initial public offering 4,000,000 warrants for $4,000,000 in cash, at a price of $1.00 per warrant.

The holders of the majority of the shares and warrants sold to our existing stockholders prior to our initial public offering (including the warrants, and the shares underlying the warrants, purchased in the private placement) are entitled to make up to two demands that we register these shares, warrants and the shares of common stock underlying such warrants pursuant to an agreement dated October 18, 2006. The holders of the majority of these securities can elect to exercise these registration rights at any time commencing 90 days prior to the date upon which they will first become eligible for resale. In addition, these security holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date they become eligible for resale. We will bear the expenses incurred in connection with the filing of any of these registration statements.

The payment to Granahan McCourt Capital, LLC of a monthly fee of $10,000 is for certain administrative services, including office space, utilities and secretarial support. David C. McCourt is the Chairman and CEO of Granahan McCourt Capital, LLC and, as a result, will benefit from the transaction with Granahan McCourt Capital, LLC. However, this arrangement is solely for our benefit and is not intended to provide Mr. McCourt compensation in lieu of a salary.

We will reimburse our officers and directors, subject to board approval, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target acquisitions and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $10,000 per month administrative fee payable to Granahan McCourt Capital, LLC and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates or family members for services rendered to us prior to or with respect to the initial transaction. However, Mr. McCourt may, in his sole discretion, transfer our securities held by him to our existing officers and directors who participate in the deal sourcing, due diligence, structuring and negotiating of a business combination.

David C. McCourt advanced a total of $218,000 in exchange for a promissory note from us. The promissory note was repaid upon consummation of the initial public offering.

Since the underwriters’ over-allotment option was not exercised, on January 16, 2007 we repurchased 421,875 shares of our common stock from David C. McCourt for $261.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

None of our directors or officers, nor any of their associated persons have any direct or indirect affiliation or association with a member of the National Association of Securities Dealers, Inc.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•                  None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•                  In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•      Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Some of our officers and directors are affiliated with entities in the telecommunications and media industries. David C. McCourt, our President, Chief Executive Officer and Chairman, is the Chairman and interim Chief Executive Officer and Chief Operating Officer of Narrowstep, Inc., a company that provides television services over the internet, and Roger L. Werner, Jr., one of our directors, is Chairman of Werner Telesport, LLC, a sports programming and production company, and serves as a director of Narrowstep, Inc. and WATV Productions, an event and television production company. In addition Paul N. D’Addario is the founder and Senior Managing Director of Palisades Ventures, a technology and media growth fund.

•                  Our officers and directors own 2,812,500 shares of our common stock, and our sponsor, Mr. McCourt, purchased 4,000,000 warrants in a private placement prior to the consummation of our initial public offering. Except under limited circumstances, these securities are transferable only if a business combination is successfully completed and will be worthless if a business combination is not consummated. Consequently, our officers and directors may have a conflict of interest in determining whether a particular target acquisition is appropriate to effect a business combination. Additionally, certain members of management may enter into consulting or employment agreements with us as part of a business combination, pursuant to which they may be entitled to compensation for their services. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target acquisition, timely completing a business combination and securing the release of their stock.

•      Other than with respect to our initial business combination, we have not adopted a policy that expressly prohibits our officers and directors from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions in which we are involved, and may also compete with us.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•      the corporation could financially undertake the opportunity;

•      the opportunity is within the corporation’s line of business; and

•      it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earliest of a business combination, our dissolution and liquidation or such time as he or she ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any pre-existing fiduciary and contractual obligations he or she might have.

As each of our officers and directors is currently involved in other business enterprises, each has certain pre-existing fiduciary and contractual obligations to other entities that may cause him to have conflicts of interest in determining to which entity he presents a specific business opportunity. To the extent that one of our officers or directors identifies a business opportunity that may be suitable for an entity that he or she has a pre-existing fiduciary or contractual obligation to, he or she may honor his pre-existing fiduciary or contractual obligation to this entity. Accordingly, consistent with our code of ethics, he or she may not present opportunities to us that otherwise may be attractive to such entity unless such entity has declined to accept such opportunities.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the vote of a majority of the shares of common stock voted by the public stockholders. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the shares of common stock acquired by them prior to such offering. An existing stockholder who acquires shares in or after our initial public offering, however, would be a public stockholder with respect to these shares and retains the right to participate in any liquidation distribution with respect to such shares.

To further minimize potential conflicts of interest, we have agreed that we will not consummate a business combination with any of our existing stockholders, including our officers and directors, or any of their respective affiliates without first obtaining an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of the business combination.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees billed or anticipated for the periods indicated for professional services rendered by Pressman Ciocca Smith LLP, our independent registered public accounting firm.

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit Fees(1)	$77,032	N/A
Audit-Related Fees(2)	$—	N/A
Tax Fees(3)	$11,774	N/A
All Other Fees	$—	N/A
Total	$88,806	N/A

(1)             Audit fees related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on October 27, 2006), aggregating $55,539, for the audit of our financial statements for the period from July 10, 2006 (date of inception) to December 31, 2006, estimated to be $16,000, and for the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2006, $5,493.

(2)             Audit-related fees include professional services related to the audit of our financial statements and consultation on accounting standards or transactions.

(3)             Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Pressman Ciocca Smith LLP to audit our financial statements for the period July 10, 2006 (date of inception) through December 31, 2006, we may retain Pressman Ciocca Smith LLP to provide advisory services and due diligence work in connection with prospective business combinations to us in our 2007 fiscal year. We understand the need for Pressman Ciocca Smith LLP to maintain objectivity and independence in its audit of our financial statements.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-136048). All other documents listed are filed with this report.

EXHIBIT INDEX

Exhibit No.	Description
*1.1	Form of Underwriting Agreement
*3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant
*3.2	By-laws of the Registrant
*4.1	Specimen Unit Certificate
*4.2	Specimen Common Stock Certificate
*4.3	Specimen Warrant Certificate
*4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant
*10.1	Subscription Agreement, dated July 20, 2006 between the Registrant and David C. McCourt
*10.2	Subscription Agreement, dated July 20, 2006 between the Registrant and Barry S. Sternlicht
*10.3	Subscription Agreement, dated July 20, 2006 between the Registrant and George J. Tenet
*10.4	Subscription Agreement, dated July 20, 2006 between the Registrant and Roger L. Werner, Jr.
*10.5	Subscription Agreement, dated July 20, 2006 between the Registrant and Paul N. D’Addario
*10.6	Subscription Agreement, dated July 20, 2006 between the Registrant and Barak Bar-Cohen
*10.7	Subscription Agreement, dated July 20, 2006 between the Registrant and Ellyn M. Ito
*10.8	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company
*10.9	Administrative Services Letter Agreement, dated July 24, 2006 between the Registrant and Granahan McCourt Capital, LLC.
*10.10	Promissory Note, dated July 17, 2006, in the principal amount of $218,000 issued by the Registrant to David C. McCourt
*10.11	Form of Registration Rights Agreement between the Registrant and the existing stockholders
*10.12	Second Amended and Restated Placement Warrant Purchase Agreement between the Registrant and David C. McCourt
*10.13	Form of Letter Agreement between each Insider, the Registrant and Deutsche Bank Securities Inc.
*14	Code of Ethics
24	Power of Attorney (contained in signature page)
31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer
31.2	Certificate Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer
32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANAHAN MCCOURT ACQUISITION CORPORATION

By:	/s/ David C. McCourt
Name:	David C. McCourt
Title:	President, Chief Executive Officer and Chairman

Date: April 2, 2007

POWER OF ATTORNEY AND SIGNATURES

Each of the undersigned officers and directors of Granahan McCourt Acquisition Corporation hereby severally constitute and appoint David C. McCourt, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Granahan McCourt Acquisition Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 2nd day of April, 2007.

Name	Capacity

/s/ David C. McCourt
David C. McCourt	President, CEO and Chairman of the Board (principal executive officer)

/s/ Barak Bar-Cohen
Barak Bar-Cohen	Treasurer and CFO (principal financial and accounting officer)

/s/ Barry S. Sternlicht
Barry S. Sternlicht	Director

/s/ George J. Tenet
George J. Tenet	Director

/s/ Paul N. D’Addario
Paul N. D’Addario	Director

/s/ Roger L. Werner, Jr.
Roger L. Werner, Jr.	Director

FINANCIAL STATEMENTS
Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Index of Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Granahan McCourt Acquisition Corporation

We have audited the accompanying balance sheet of Granahan McCourt Acquisition Corporation (a development stage company) (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from July 10, 2006 (date of inception) through December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granahan McCourt Acquisition Corporation as of December 31, 2006 and the results of its operations and its cash flows for the period from July 10, 2006 (date of inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pressman Ciocca Smith LLP

Huntingdon Valley, Pennsylvania
March 20, 2007

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Balance Sheet
December 31, 2006

Assets
Current assets
Cash and cash equivalents	$1,662,056
Cash and cash equivalents in trust account	88,909,820
Accrued interest receivable in trust account	260,294
Accrued interest receivable - other	4,622
Prepaid expenses	202,311
Prepaid taxes	21,000

Total current assets	91,060,103

Deferred tax asset	86,600

$91,146,703

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$59,728
Franchise tax payable	75,659
Deferred underwriting fees	3,600,000

Total current liabilities	3,735,387

Common stock, subject to possible conversion, 2,249,999 shares at conversion value	17,834,249

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 14,484,375 shares issued and outstanding (which includes 2,249,999 shares subject to possible conversion)	1,448
Additional paid-in capital	69,159,318
Retained earnings accumulated during the development stage	416,301
69,577,067

$91,146,703

See accompanying notes.

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statement of Operations
Period from July 10, 2006 (Date of Inception) Through December 31, 2006

Revenues	$—
General and administrative expenses	223,518
Operating loss	(223,518)
Interest income	587,219
Income before income taxes	363,701
Income taxes (benefit)	(52,600)
Net income	416,301
Accretion of trust account relating to common stock subject to possible conversion	(104,257)
Net income attributable to common stockholders	$312,044
Weighted average number of common shares outstanding — basic and diluted	6,803,341
Basic and diluted net income per share	$0.05

See accompanying notes.

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity
Period from July 10, 2006 (Date of Inception) Through December 31, 2006

				Retained Earnings Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at July 10, 2006 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,234,375	323	1,677	—	2,000
Issuance of warrants in private placement	—	—	4,000,000	—	4,000,000
Sale of 11,250,000 units, net of underwriters’ discount and offering expenses	11,250,000	1,125	82,991,890	—	82,993,015
Net proceeds subject to possible conversion of 2,249,999 shares	—	—	(17,729,992)	—	(17,729,992)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	(104,257)	—	(104,257)
Net income for the period	—	—	—	416,301	416,301
Balance, December 31, 2006	14,484,375	$1,448	$69,159,318	$416,301	$69,577,067

See accompanying notes.

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statement of Cash Flows
Period from July 10, 2006 (Date of Inception) Through December 31, 2006

Cash flows from operating activities:
Net income	$416,301
Adjustments to reconcile net income to net cash (used in) operating activities:
Interest earned on cash held in trust	(575,114)
Deferred tax	(86,600)
Changes in operating assets and liabilities:
Accrued interest receivable—other	(4,622)
Prepaid expenses	(202,311)
Prepaid taxes	(21,000)
Accounts payable and accrued expenses	59,728
Franchise tax payable	75,659

Net cash (used in) operating activities	(337,959)

Cash flows from investing activities:
Cash and cash equivalents deposited in trust account	(88,650,000)
Cash withdrawn from trust for income tax payment	55,000

Net cash (used in) investing activities	(88,595,000)

Cash flows from financing activities:
Proceeds from offering, net	86,593,015
Proceeds from note payable to stockholder	218,000
Repayment of note payable to stockholder	(218,000)
Proceeds from issuance of common stock to initial stockholders	2,000
Proceeds from issuance of warrants	4,000,000

Net cash provided by financing activities	90,595,015

Net increase in cash and cash equivalents	1,662,056

Cash and cash equivalents, beginning	—

Cash and cash equivalents, ending	$1,662,056

Supplemental disclosure of taxes paid and non-cash investing and financing transactions
Cash paid for income taxes	$55,000
Deferred underwriting fees	3,600,000
Accretion of trust fund relating to common stock subject to possible conversion	104,257

See accompanying notes.

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements
Period from July 10, 2006 (Date of Inception) Through December 31, 2006

Note A—Organization and Business Operations

Granahan McCourt Acquisition Corporation (the “Company”) was incorporated in Delaware on July 10, 2006 as a blank check company for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction (“Business Combination”).  As of December 31, 2006, the Company had not commenced any operations.  All activity through December 31, 2006 relates to the Company’s formation, the sale of shares of common stock in a private placement, and the initial public offering (the “Offering”) described below.  The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering was declared effective on October 18, 2006.  The Company consummated the Offering of 11,250,000 Units (as defined in Note C) on October 24, 2006 for net proceeds of approximately $83 million.  On October 24, 2006, the Company consummated a private placement of 4 million warrants (the “Private Placement”) for an aggregate purchase price of $4 million.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a Business Combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  Upon the closing of the Private Placement and the Offering, $88.65 million (including $3.6 million of underwriters’ fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination in which the fair market value of the assets or operating businesses acquired is at least 80% of the balance in the Trust Account (excluding deferred underwriters’ discount) and (ii) liquidation of the Company.  The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval.  In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by initial stockholders.  In this respect, $17,834,249 (including accretion of $104,257) has been classified as common stock subject to possible conversion at December 31, 2006.  Public Stockholders who convert their stock into an allocable share of the Trust Account will still have the right to exercise the warrants that they received as part of the Units and still hold.

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

Note B—Summary of Significant Accounting Policies

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

Net Income Per Common Share

Basic net income per share is calculated by dividing net income attributable to (1) common stockholders and (2) common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period.  Calculation of the weighted average common shares outstanding during the period is comprised of 3,234,375 initial shares outstanding throughout the period from July 10, 2006 to December 31, 2006 and an additional 11,250,000 shares (including 2,249,999 subject to possible conversion) outstanding after the effective date of the Offering in October 2006.  No effect has been given to potential issuances of common stock from warrants in the diluted computation, as the effect would not be dilutive.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note C—Offering

In the Offering, effective October 24, 2006, the Company sold to the public 11,250,000 units (“Units”).  The underwriters were paid fees equal to 3% of the gross proceeds of the Offering, or $2,700,000, at the closing of the Offering and have agreed to defer an additional $3,600,000 (the “Deferred Fees”) of their underwriting fees until the consummation of a Business Combination.  Upon the consummation of a Business Combination, the Company will pay such Deferred Fees out of the proceeds of the Offering held in the Trust Account.  The underwriters will not be entitled to any interest accrued on the Deferred Fees.  The underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a Business Combination.

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

Commencing on November 27, 2006, the holders of the Company’s units may elect to separately trade the common stock and warrants included in such units.  Those units not separated continue to trade on the American Stock Exchange under the symbol GHN.U, and each of the common stock and warrants trade on the American Stock Exchange under the symbols GHN and GHN.WS, respectively.

Note D—Note Payable to Stockholder

The Company issued a $218,000 unsecured promissory note to one stockholder, David C. McCourt, on July 17, 2006.  The note was non-interest bearing and was payable on the earlier of July 17, 2007 and the consummation of the Company’s Offering.  In conjunction with the close of the Offering on October 24, 2006, the Company repaid the note.

Note E—Commitments

Pursuant to an administrative services agreement, commencing on October 18, 2006, the effective date of the registration statement for the Offering (See Note C), through the earlier of the consummation of a Business Combination or the liquidation of the Company, the Company pays a fee of $10,000 per month to an affiliate of Mr. McCourt for certain administrative services, including office space, utilities and secretarial support.  An amount of $24,516 is included in general and administrative expenses for the period ended December 31, 2006 for such services.

In connection with the Offering, the Company committed to pay a 7% fee of the gross offering amount to the underwriters, of which 4% ($3,600,000) of the total gross offering amount is deferred until the consummation of a Business Combination.

Note F—Common Stock

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

Note G—Preferred Stock

The Company is authorized to issue 5,000 shares of blank check preferred stock with such designation, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note H—Income Taxes

Provision for income tax expense (benefit) consists of the following components:

Current:
Federal	$—
State (New Jersey)	34,000
34,000
Deferred:
Federal	(86,600)
State	—
(86,600)
$(52,600)

The total provision for income taxes for the period ended December 31, 2006, differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before income taxes as follows:

Statutory federal income tax rate	34%
Interest income exempt from federal income tax	(54)
Effect of state income tax	6
(14%)

At December 31, 2006, the Company recorded a deferred tax asset in the amount of $86,600, which is comprised entirely of the tax effect of a net operating loss carryforward for Federal income tax purpose of approximately $254,800.  The carryforward will expire in 2026, if not utilized.

Note I—Subsequent Event

Since the underwriters’ over-allotment option was not exercised, on January 16, 2007 the Company repurchased 421,875 shares of common stock from David C. McCourt, President, Chief Executive Officer and Chairman of the Company, at a total aggregate cost of $261.