Form 10-Q
period 2007-03-31
Granahan McCourt Acquisition CORP
filed 2007-05-15
CIK 1369639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Yes  ☒     No  ☐

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

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,062,500 shares of common stock, par value $0.0001 per share issued and outstanding as of May 15, 2007.

GRANAHAN MCCOURT ACQUISITION CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.         Financial Statements

Granahan McCourt Acquisition Corporation
(A Development Stage Company)

Balance Sheets
	March 31, 2007 (unaudited)	December 31, 2006*
ASSETS
Current assets
Cash and cash equivalents	$1,467,931	$1,662,056
Cash and cash equivalents in trust account	89,672,287	88,909,820
Accrued interest receivable in trust account	259,853	260,294
Accrued interest receivable-other	3,731	4,622
Prepaid expenses	183,476	202,311
Prepaid taxes	-	21,000
Total current assets	91,587,278	91,060,103

Property and equipment, net	5,201	-
Deferred tax asset, net	226,600	86,600
TOTAL ASSETS	$91,819,079	$91,146,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$250,242	$59,728
Franchise tax payable	39,625	75,659
Accrued income taxes	16,400	-
Deferred underwriting fees	3,600,000	3,600,000
Total current liabilities	3,906,267	3,735,387

Common stock, subject to possible conversion, 2,249,999 shares at conversion value	17,972,389	17,834,249

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; authorized, 5,000 shares; no shares issued or outstanding
Common stock, $0.0001 par value, authorized, 100,000,000 shares, 14,062,500 shares issued and outstanding as of March 31, 2007 and 14,484,375 shares issued and oustanding as of December 31, 2006 (which includes 2,249,999 shares subject to possible conversion)	1,406	1,448
Additional paid-in capital	69,020,958	69,159,318
Retained earnings accumulated during the development stage	918,059	416,301
Total stockholders' equity	69,940,423	69,577,067
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,819,079	$91,146,703

* Derived from audited financial statements

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)

Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2007	July 10, 2006 (date of inception) to March 31, 2007

Interest income	$773,698	$1,360,917
General and administrative expenses	374,540	598,058
Income before income taxes	399,158	762,859
Income tax (benefit)	(102,600)	(155,200)
Net income	501,758	918,059
Accretion of trust account relating to common stock subject to possible conversion	(138,141)	(242,397)
Net income attributable to common stockholders	$363,617	$675,662
Weighted average common shares outstanding subject to possible conversion	2,249,999	1,355,113
Basic and diluted net income per share subject to possible conversion	$0.06	$0.18
Weighted average number of shares outstanding-basic and diluted	11,882,814	8,534,979
Basic and diluted net income per share	$0.03	$0.08

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained Earnings Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
July 10, 2006 (Inception) to March 31, 2007

Issuance of common stock to initial stockholders	3,234,375	$323	$1,677	$-	$2,000
Issuance of warrants in private placement	-	-	4,000,000	-	4,000,000
Sale of 11.250,000 units, net of underwriters' discount and offering expenses	11,250,000	1,125	82,991,890	-	82,993,015
Net proceeds subject to possible conversion of 2,249,999 shares	-	-	(17,729,992)	-	(17,729,992)
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(104,257)	-	(104,257)
Net income for the period July 10, 2006 (inception) to December 31, 2006	-	-	-	416,301	416,301

Balance, December 31, 2006	14,484,375	$1,448	$69,159,318	$416,301	$69,577,067

Accretion of trust fund relating to common stock subject to possible conversion	-	-	(138,141)	-	(138,141)
Repurchase of 421,875 shares of common stock from initial stockholders	(421,875)	(42)	(219)	-	(261)
Unaudited net income for the three months ended March 31, 2007	-	-	-	501,758	501,758

Balance, March 31, 2007 (unaudited)	14,062,500	$1,406	$69,020,958	$918,059	$69,940,423

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)

Statements of Cash Flows
(unaudited)

	For the three months ended March 31, 2007	July 10, 2006 (date of inception) to March 31, 2007
Cash flows from operating activities:
Net income	$501,758	$918,059
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	473	473
Interest earned on cash held in trust	(762,026)	(1,337,140)
Deferred tax	(140,000)	(226,600)
Changes in operating assets and liabilities:
Accrued interest receivable-other	891	(3,731)
Prepaid expenses	18,835	(183,476)
Prepaid taxes	21,000	-
Accounts payable and accrued expenses	190,513	250,241
Franchise tax payable	(36,034)	39,625
Accrued income taxes	16,400	16,400
Net cash (used in) operating activities	(188,190)	(526,149)

Cash flows from investing activities:
Cash and cash equivalents deposited in trust account	-	(88,650,000)
Cash withdrawn from trust for income tax payment	-	55,000
Purchase of property and equipment	(5,674)	(5,674)
Net cash (used in) investing activities	(5,674)	(88,600,674)

Cash flows from financing activities:
Proceeds from offering, net	-	86,593,015
Proceeds from note payable to stockholder	-	218,000
Repayment of note payable to stockholder	-	(218,000)
Proceeds from issuance of common stock to initial stockholders	-	2,000
Repurchase of common stock from initial stockholders	(261)	(261)
Proceeds from issuance of warrants	-	4,000,000
Net cash provided by (used in) financing activities	(261)	90,594,754
Net increase (decrease) in cash and cash equivalents	(194,125)	1,467,931
Cash and cash equivalents, beginning	1,662,056	-
Cash and cash equivalents, ending	$1,467,931	$1,467,931

Supplemental disclosure of taxes paid and non-cash investing and financing transactions
Cash paid for income taxes	$-	$55,000
Accrual of deferred underwriting fees	$-	$3,600,000
Accretion of trust fund relating to common stock subject to possible conversion	$138,141	$242,397

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

Note A - Organization and Business Operations

Granahan McCourt Acquisition Corporation (the “Company”) was incorporated in Delaware on July 10, 2006 as a blank check company for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction.  As of March 31, 2007, the Company had not commenced any operations.  All activity through March 31, 2007 relates to the Company’s formation, the sale of shares of common stock in a private placement, and the initial public offering (the “Offering”) described below.  The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering was declared effective on October 18, 2006.  The Company consummated the Offering of 11,250,000 Units (as defined in Note C) on October 24, 2006 for net proceeds of approximately $83 million.  On October 24, 2006, the Company consummated a private placement of 4 million warrants for an aggregate purchase price of $4 million.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the private placement, although substantially all of the net proceeds of the Offering and the private placement are intended to be generally applied toward consummating a business combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a business combination.  Upon the closing of the private placement and the Offering, $88.65 million (including $3.6 million of underwriters' fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (“Trust Account”), was and will continue to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first business combination in which the fair market value of the assets or operating businesses acquired is at least 80% of our net assets (excluding the amount held in the Trust Account representing a portion of the underwriters' discount) at the time of the acquisition and (ii) liquidation of the Company.  The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval.  In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated.  Accordingly, public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a business combination.  Such public stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by initial stockholders.

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings.  In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

Note B - Summary of Significant Accounting Policies

Interim Financial Statements
The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (July 10, 2006) to December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The operating results for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax year 2006 remains open to examination by the major taxing jurisdictions to which we are subject.

 Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note C - Offering

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

Mr. David C. McCourt purchased from the Company in a private placement 4,000,000 Warrants, at a purchase price of $1.00 per Warrant, for an aggregate purchase price of $4,000,000.  The $4,000,000 proceeds from the private placement were placed in the Trust Account and are part of the liquidating distribution to the public stockholders in the event of a liquidation prior to a business combination.  The Warrants sold in the private placement can be exercised on a cashless basis.  The Warrants sold in the private placement have terms and provisions that are otherwise identical to those of the Warrants being sold in the Offering but the Warrants issued in connection with the private placement will not be transferable by Mr. McCourt until after the consummation of the initial business combination, except that Mr. McCourt is permitted to transfer the Warrants sold in the private placement in certain limited circumstances, such as by will in the event of his death or to other of the Company’s officers and directors.  However, the transferees receiving such Warrants will be subject to the same transfer restrictions imposed on Mr. McCourt.  In the event of liquidation prior to a business combination, the Warrants sold in the private placement will be worthless.

Since the underwriters’ over-allotment option was not exercised, on January 16, 2007 the Company repurchased 421,875 shares of common stock from David C. McCourt, the President, Chief Executive Officer and Chairman of the Company, at a total aggregate cost of $261.

Note D - Note Payable to Stockholder

The Company issued a $218,000 unsecured promissory note to one stockholder, David C. McCourt, on July 17, 2006.  The note was non-interest bearing and was payable on the earlier of July 17, 2007 and the consummation of the Company’s Offering.  In conjunction with the close of the Offering on October 24, 2006, the Company repaid the note.

Note E - Commitments
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

In connection with the Offering, the Company has committed to pay a 7% fee of the gross offering proceeds to the underwriters, of which 4% ($3,600,000) of the total gross Offering amount is to be deferred until the consummation of an initial business combination.

Note F - Common Stock

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

Note G - Preferred Stock

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

On October 24, 2006, we consummated our initial public offering of 11,250,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share (the “Common Stock”), and one warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $90,000,000 in the initial public offering.  Of the gross proceeds: (i) we deposited $88,650,000 into a trust account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company, as trustee, which included $3,600,000 of contingent underwriting discount and $4,000,000 that we received from the issuance and sale of 4,000,000 warrants to David C. McCourt, our President, Chief Executive Officer and Chairman of the Board, on October 18, 2006 in a private placement; (ii) the underwriters received $2,700,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $550,000 for offering expenses.

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

Income, before income taxes, for the quarter ended March 31, 2007, was $399,158 and consisted of interest income of $773,698 earned predominantly on the trust account, offset by an aggregate of $374,540 in expenses, which consist of $37,811 for director and officer insurance and other insurance, $96,608 for legal and accounting fees unrelated to our initial public offering, $39,625 for Delaware franchise taxes, $30,000 paid to Granahan McCourt Capital, LLC, through March 31, 2007, for our office space and other general and administrative services, $161,573 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $8,923 for other expenses. The net remaining proceeds from the initial public offering and the private placement, after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses, and all other expenditures through March 31, 2007, were $91,400,071, consisting of $1,467,931 of cash held outside the trust account and $89,932,140 held in the trust account, including accrued interest.

Income, before income taxes, for the period since inception on July 10, 2006 until March 31, 2007, was $762,859 and consisted of interest income of $1,360,917 earned predominantly on the trust account, offset by an aggregate of $598,058 in expenses, which consist of $68,060 for director and officer insurance and other insurance, $163,247 for legal and accounting fees unrelated to our initial public offering, $115,284 for Delaware franchise taxes, $54,516 paid to Granahan McCourt Capital, LLC, through March 31, 2007 for our office space and other general and administrative services, $161,573 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $35,378 for other expenses. The net remaining proceeds from the initial public offering and the private placement, after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses and all other expenditures through March 31, 2007, were $91,400,071, consisting of $1,467,931 of cash held outside the trust account and $89,932,140 held in the trust account, including accrued interest.

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account, will be sufficient to allow us to operate through October, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds during this time in order to meet the expenditures required to meet our operating expenses. However, we may issue additional capital stock, debt or a combination of capital stock and debt to complete one or more business combinations.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax year 2006 remains open to examination by the major taxing jurisdiction to which we are subject.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in the trust account have been invested in short term investments, our market risk exposure relates to fluctuations in interest.
As of March 31, 2007, $89,932,140 of the net proceeds of our initial public offering and prive placement (including accrued interest) was held in the trust account for the purposes of consummating a business combination.  Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA, in the Lehman Brothers Tax Free Money Market Fund, which invests in securities exempt from federal income taxes.  As of March 31, 2007, the effective, annualized, federal tax-free interest rate payable on our investment was 3.468%.

We have not engaged in any hedging activities since our inception on July 10, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of proceeds generated in our initial public offering, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report.

Recent Sales of Unregistered Securities

ISSUER PURCHASES OF EQUITY SECURITES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2007 to January 31, 2007	421,875[1]	$0.000618	0	0

February 1, 2007 to February 28, 2007	0	0	0	0

March 1, 2007 to March 31, 2007	0	0	0	0

Total	421,875	0	0	0

___________________
1 Since the underwriters in our initial public offering did not exercise their over-allotment option, on January 16, 2007, we repurchased 421,875 shares of common stock at a purchase price of $0.000618 per share, for an aggregate total purchase price of $260.72, from David C. McCourt, our President, Chief Executive Officer and Chairman.

Item 6.           Exhibits.

Exhibit Number	Exhibit Description

10.14	Stock Repurchase Agreement, dated January 16, 2007 between David C. McCourt and the Registrant

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANAHAN MCCOURT ACQUISITION CORPORATION

Date: May 15, 2007	By:	/s/ David C. McCourt
David C. McCourt
President, Chief Executive Officer and Chairman of the Board