Form 10-Q
period 2007-06-30
Granahan McCourt Acquisition CORP
filed 2007-08-14
CIK 1369639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________.

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

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,062,500 shares of common stock, par value $0.0001 per share issued and outstanding as of August 14, 2007.

GRANAHAN MCCOURT ACQUISITION CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

Granahan McCourt Acquisition Corporation
(A Development Stage Company)

Balance Sheets

	June 30,
	2007	December 31,
	(unaudited)	2006 *
ASSETS
Current Assets
Cash and cash equivalents	$1,051,048	$1,662,056
Cash and cash equivalents in trust account	90,325,644	88,909,820
Accrued interest receivable in trust account	263,486	260,294
Accrued interest receivable-other	2,884	4,622
Prepaid expenses	190,324	202,311
Prepaid taxes	79,000	21,000
Total current assets	91,912,386	91,060,103
Property and equipment, net	4,728	-
Deferred tax asset, net	376,600	86,600
TOTAL ASSETS	$92,293,714	$91,146,703
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$206,049	$59,728
Franchise tax payable	48,878	75,659
Deferred underwriting fees	3,600,000	3,600,000
Total current liabilities	3,854,927	3,735,387

Common stock, subject to possible conversion, 2,249,999 shares at conversion value	18,118,680	17,834,249

Commitments and contingencies
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized, 5,000 shares; no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized, 100,000,000 shares, 14,062,500 shares issued and outstanding as of June 30, 2007 and 14,484,375 shares issued and outstanding as of December 31, 2006 (which includes 2,249,999 shares subject to possible conversion)	1,406	1,448
Additional paid- in capital	68,874,668	69,159,318
Retained earnings accumulated during the development stage	1,444,033	416,301
Total stockholders' equity	70,320,107	69,577,067
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,293,714	$91,146,703

*Derived from audited financial statements

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the three months ended June 30, 2007	For the six months ended June 30, 2007	July 10, 2006 (date of inception) to June 30, 2007

Interest income	$817,141	$1,590,839	$2,178,058
General and administrative expenses	386,567	761,107	984,625
Income before income taxes	430,574	829,732	1,193,433
Income tax (benefit)	(95,400)	(198,000)	(250,600)
Net income	525,974	1,027,732	1,444,033
Accretion of trust account relating to common stock subject to possible conversion	(146,291)	(284,432)	(388,689)
Net income attributable to common stockholders	$379,683	$743,300	$1,055,344
Weighted-average common shares outstanding subject to possible conversion	2,249,999	2,249,999	1,584,506
Basic and diluted net income per share subject to possible conversion	$0.07	$0.13	$0.25
Weighted-average number of shares outstanding - basic and diluted	11,812,501	11,847,463	9,375,133
Basic and diluted net income per share	$0.03	$0.06	$0.11

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Stockholders’ Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
July 10, 2006 (Inception) to June 30, 2007

Issuance of common stock to initial stockholders	3,234,375	$323	$1,677	$-	$2,000
Issuance of warrants in private placement	-	-	4,000,000	-	4,000,000
Sale of 11,250,000 units, net of underwriters' discount and offering expenses	11,250,000	1,125	82,991,890	-	82,993,015
Net proceeds subject to possible conversion of 2,249,999 shares	-	-	(17,729,992)	-	(17,729,992)
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(104,257)	-	(104,257)
Net income for the period July 10, 2006 (inception) to December 31, 2006	-	-	-	416,301	416,301

Balance, December 31, 2006	14,484,375	$1,448	$69,159,318	$416,301	$69,577,067

Repurchase of 421,875 shares of common stock from initial stockholders	(421,875)	(42)	(219)	-	(261)
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(284,431)	-	(284,431)
Unaudited net income for the six months ended June 30, 2007	-	-	-	1,027,732	1,027,732

Balance, June 30, 2007 (unaudited)	14,062,500	$1,406	$68,874,668	$1,444,033	$70,320,107

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the six months ended June 30, 2007	July 10, 2006 (date of inception) to June 30, 2007
Cash flows from operating activities:
Net income	$1,027,732	$1,444,033
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	946	946
Interest earned on cash held in trust	(1,419,016)	(1,994,130)
Deferred tax	(290,000)	(376,600)
Changes in operating assets and liabilities:
Accrued interest receivable-other	1,738	(2,884)
Prepaid expenses	11,987	(190,324)
Prepaid taxes	(58,000)	(79,000)
Accounts payable and accrued expenses	146,321	206,049
Franchise tax payable	(26,781)	48,878
Net cash (used in) operating activities	(605,073)	(943,032)
Cash flows from investing activities:
Cash and cash equivalents deposited in trust account	-	(88,650,000)
Cash withdrawn from trust for income tax payment	-	55,000
Purchase of property and equipment	(5,674)	(5,674)
Net cash (used in) investing activities	(5,674)	(88,600,674)

Cash flows from financing activities:
Proceeds from offering, net	-	86,593,015
Proceeds from note payable to stockholder	-	218,000
Repayment of note payable to stockholder	-	(218,000)
Proceeds from issuance of common stock to initial stockholders	-	2,000
Repurchase of common stock from initial stockholders	(261)	(261)
Proceeds from issuance of warrants	-	4,000,000
Net cash provided by (used in) financing activities	(261)	90,594,754
Net increase (decrease) in cash and cash equivalents	(611,008)	1,051,048
Cash and cash equivalents, beginning	1,662,056	-
Cash and cash equivalents, ending	$1,051,048	$1,051,048

Supplemental disclosure of taxes paid and non-cash investing and financing transactions
Cash paid for income taxes	$150,000	$205,000
Accrual of deferred underwriting fees	-	3,600,000
Accretion of trust fund relating to common stock subject to possible conversion	284,431	388,688

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

Note A - Organization and Business Operations

Granahan McCourt Acquisition Corporation (the “Company”) was incorporated in Delaware on July 10, 2006 as a blank check company for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction.  As of June 30, 2007, the Company had not commenced any operations.  All activity through June 30, 2007 relates to the Company’s formation, the sale of shares of common stock in a private placement, and the initial public offering (the “Offering”) described below.  The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering was declared effective on October 18, 2006.  The Company consummated the Offering of 11,250,000 Units (as defined in Note C) on October 24, 2006 for net proceeds of approximately $83 million.  On October 24, 2006, the Company consummated a private placement of 4 million warrants for an aggregate purchase price of $4 million.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the private placement, although substantially all of the net proceeds of the Offering and the private placement are intended to be generally applied toward consummating a business combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a business combination.  Upon the closing of the private placement and the Offering, $88.65 million (including $3.6 million of underwriters' fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (“Trust Account”) was and will continue to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first business combination in which the fair market value of the assets or operating businesses acquired is at least 80% of our net assets (excluding the amount held in the Trust Account representing a portion of the underwriters' discount) at the time of the acquisition and (ii) liquidation of the Company.  The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings.  In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

The Company’s Fourth Amended and Restated Certificate of Incorporation provides for liquidation of the Company in the event that the Company does not consummate a business combination within 18 months after the date of the consummation of the Offering (April 24, 2008), or within 24 months after the consummation of the Offering if certain extension criteria have been satisfied. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

Note B - Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (July 10, 2006) to December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The operating results for the three months from April 1, 2007 to June 30, 2007 and the six months from January 1, 2007 to June 30, 2007 are not indicative of the results to be expected for any other interim period of any future year.

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

On October 24, 2006, we consummated our initial public offering of 11,250,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share, and one warrant entitling the holder to purchase one share of our common stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $90,000,000 in the initial public offering.  Of the gross proceeds: (i) we deposited $88,650,000 into a trust account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company, as trustee, which included $3,600,000 of contingent underwriting discount and $4,000,000 that we received from the issuance and sale of 4,000,000 warrants to David C. McCourt, our President, Chief Executive Officer and Chairman of the Board, on October 18, 2006 in a private placement; (ii) the underwriters received $2,700,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $550,000 for offering expenses.

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

We cannot assure you that we will be able to consummate a business combination within 18 months after the date of the consummation of the Offering (April 24, 2008), or within 24 months after the consummation of the Offering if certain extension criteria have been satisfied. If we are not able to consummate a business combination by then, we will be required to liquidate.

Income, before income taxes, for the quarter ended June 30, 2007 was $430,574 and consisted of interest income of $817,141 earned predominantly on the trust account, offset by an aggregate of $386,567 in expenses, which consist of $37,294 for director and officer insurance and other insurance, $10,851 for registration and filing fees, $192,985 for legal and accounting fees unrelated to our initial public offering, $40,006 for Delaware franchise taxes, $30,000 for administrative services expense paid to Granahan McCourt Capital, LLC for our office space and other general and administrative services, $70,447 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $4,984 for other expenses.

Income, before income taxes, for the six months ended June 30, 2007 was $829,732 and consisted of interest income of $1,590,839 earned predominantly on the trust account, offset by an aggregate of $761,107 in expenses, which consist of $75,105 for director and officer insurance and other insurance, $10,851 for registration and filing fees, $289,593 for legal and accounting fees unrelated to our initial public offering, $79,558 for Delaware franchise taxes, $60,000 for administrative services expense paid to Granahan McCourt Capital, LLC for our office space and other general and administrative services, $232,020 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $13,980 for other expenses. The net remaining proceeds from the initial public offering and the private placement, after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses and all other expenditures through June 30, 2007 were approximately $91,640,178, consisting of $1,051,048 of cash held outside the trust account and $90,589,130 held in the trust account, including accrued interest.

Income, before income taxes, for the period since inception on July 10, 2006 until June 30, 2007 was $1,193,433 and consisted of interest income of $2,178,058 earned predominantly on the trust account, offset by an aggregate of $984,625 in expenses, which consist of $105,354 for director and officer insurance and other insurance, $10,851 for registration and filing fees, $356,232 for legal and accounting fees unrelated to our initial public offering, $155,217 for Delaware franchise taxes, $84,516 paid to Granahan McCourt Capital, LLC, for our office space and other general and administrative services, $232,020 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $40,435 for other expenses. The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses and all other expenditures through June 30, 2007 were $91,640,178, which consist of $1,051,048 of cash held outside the trust account and $90,589,130 held in the trust account, including accrued interest.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in the trust account have been invested in short term investments, our primary market risk exposure relates to fluctuations in interest.

As of June 30, 2007, $90,589,130 of the net proceeds of our initial public offering and private placement (including accrued interest) was held in the trust account for the purposes of consummating a business combination.  Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA, in the Lehman Brothers Tax Free Money Market Fund which invests in securities exempt from federal income taxes.  As of June 30, 2007, the effective, annualized, federal tax-free interest rate payable on our investment was 3.576%.

We have not engaged in any hedging activities since our inception on July 10, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GRANAHAN MCCOURT ACQUISITION CORPORATION

Date: August 14, 2007	By:	/s/ David C. McCourt
David C. McCourt
President, Chief Executive Officer and Chairman of the Board