Form 10-Q
period 2007-09-30
Granahan McCourt Acquisition CORP
filed 2007-11-14
CIK 1369639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

(609) 333-1200
(Registrant's Telephone Number, Including Area Code)

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

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:14,062,500 shares of common stock, par value $0.0001 per share issued and outstanding as of November 14, 2007.

GRANAHAN MCCOURT ACQUISITION CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

Granahan McCourt Acquisition Corporation
(A Development Stage Company)

Balance Sheets

	September 30,
	2007	December 31,
	(unaudited)	2006*
ASSETS
Current Assets
Cash and cash equivalents	$892,019	$1,662,056
Cash and cash equivalents in trust account	91,095,335	88,909,820
Accrued interest receivable in trust account	246,699	260,294
Accrued interest receivable-other	2,412	4,622
Prepaid expenses	146,027	202,311
Prepaid taxes	105,000	21,000
Total current assets	92,487,492	91,060,103
Property and equipment, net	6,473	-
Deferred tax asset, net	507,600	86,600
TOTAL ASSETS	$93,001,565	$91,146,703
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$323,191	$59,728
Franchise tax payable	73,010	75,659
Deferred underwriting fees	3,600,000	3,600,000
Total current liabilities	3,996,201	3,735,387

Common stock, subject to possible conversion, 2,249,999 shares at conversion value	18,266,247	17,834,249

Commitments and contingencies
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized, 5,000 shares; no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized, 100,000,000 shares, 14,062,500 shares issued and outstanding as of September 30, 2007 and 14,484,375 shares issued and outstanding as of December 31, 2006 (which includes 2,249,999 shares subject to possible conversion)	1,406	1,448
Additional paid- in capital	68,727,101	69,159,318
Retained earnings accumulated during the development stage	2,010,610	416,301
Total stockholders' equity	70,739,117	69,577,067
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,001,565	$91,146,703

*Derived from audited financial statements

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007	July 10, 2006 (date of inception) to September 30, 2006	July 10, 2006 (date of inception) to September 30, 2007

Interest income	$821,609	$2,412,448	$-	$2,999,667
General and administrative expenses	337,032	1,098,139	1,500	1,321,657
Income (loss) before income taxes	484,577	1,314,309	(1,500)	1,678,010
Income tax (benefit)	(82,000)	(280,000)	-	(332,600)
Net income (loss)	566,577	1,594,309	(1,500)	2,010,610
Accretion of trust account relating to common stock subject to possible conversion	(147,567)	(431,998)	-	(536,255)
Net income (loss) attributable to common stockholders	$419,010	$1,162,311	$(1,500)	$1,474,355
Weighted-average common shares outstanding subject to possible conversion	2,249,999	2,249,999	-	1,721,476
Basic and diluted net income (loss) per share subject to possible conversion	$0.07	$0.19	$-	$0.31
Weighted-average number of shares outstanding - basic and diluted	11,812,501	11,835,681	3,234,375	9,876,783
Basic and diluted net income (loss) per share	$0.04	$0.10	$(0.00)	$0.15

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Stockholders' Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
July 10, 2006 (Inception) to September 30, 2007

Issuance of common stock to initial stockholders	3,234,375	$323	$1,677	$-	$2,000
Issuance of warrants in private placement	-	-	4,000,000	-	4,000,000
Sale of 11,250,000 units, net of underwriters' discount and offering expenses	11,250,000	1,125	82,991,890	-	82,993,015
Net proceeds subject to possible conversion of 2,249,999 shares	-	-	(17,729,992)	-	(17,729,992)
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(104,257)	-	(104,257)
Net income for the period July 10, 2006 (inception) to December 31, 2006	-	-	-	416,301	416,301

Balance, December 31, 2006	14,484,375	$1,448	$69,159,318	$416,301	$69,577,067

Repurchase of 421,875 shares of common stock from initial stockholders	(421,875)	(42)	(219)	-	(261)
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(431,998)	-	(431,998)
Unaudited net income for the nine months ended September 30, 2007	-	-	-	1,594,309	1,594,309

Balance, September 30, 2007 (unaudited)	14,062,500	$1,406	$68,727,101	$2,010,610	$70,739,117

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the nine months ended September 30, 2007	July 10, 2006 (date of inception) to September 30, 2006	July 10, 2006 (date of inception) to September 30, 2007
Cash flows from operating activities:
Net income (loss)	$1,594,309	$(1,500)	$2,010,610
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	2,158	-	2,158
Interest earned on cash held in trust	(2,383,044)	-	(2,958,158)
Deferred tax	(421,000)	-	(507,600)
Changes in operating assets and liabilities:
Accrued interest receivable-other	2,210	-	(2,412)
Prepaid expenses	56,284	(5,000)	(146,027)
Prepaid taxes	(84,000)	-	(105,000)
Accounts payable and accrued expenses	263,463	-	323,191
Franchise tax payable	(2,649)	-	73,010
Net cash (used in) operating activities	(972,269)	(6,500)	(1,310,228)
Cash flows from investing activities:
Cash and cash equivalents deposited in trust account	-	-	(88,650,000)
Cash withdrawn from trust for income tax payment	211,124	-	266,124
Purchase of property and equipment	(8,631)	-	(8,631)
Net cash provided by (used in) investing activities	202,493	-	(88,392,507)

Cash flows from financing activities:
Proceeds from offering, net	-	-	86,593,015
Proceeds from note payable to stockholder	-	218,000	218,000
Repayment of note payable to stockholder	-	-	(218,000)
Payment of deferred offering costs	-	(55,404)	-
Proceeds from issuance of common stock to initial stockholders	-	2,000	2,000
Repurchase of common stock from initial stockholders	(261)	-	(261)
Proceeds from issuance of warrants	-	-	4,000,000
Net cash provided by (used in) financing activities	(261)	164,596	90,594,754
Net increase (decrease) in cash and cash equivalents	(770,037)	158,096	892,019
Cash and cash equivalents, beginning	1,662,056	-	-
Cash and cash equivalents, ending	$892,019	$158,096	$892,019

Supplemental disclosure of taxes paid and non-cash investing and financing transactions
Cash paid for income taxes	$225,000	$-	$280,000
Accrual of deferred underwriting fees	-	-	3,600,000
Accretion of trust fund relating to common stock subject to possible conversion	431,998	-	536,255
Accrued offering costs	-	413,785	-

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

Note A - Organization and Business Operations

Granahan McCourt Acquisition Corporation (the “Company”) was incorporated in Delaware on July 10, 2006 as a blank check company for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction.  As of September 30, 2007, the Company had not commenced any operations.  All activity through September 30, 2007 relates to the Company's formation, the sale of shares of common stock in a private placement, the initial public offering (the“Offering”) described below, and efforts to identify an acquisition target.  The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's initial public offering was declared effective on October 18, 2006.  The Company consummated the Offering of 11,250,000 Units (as defined in Note C) on October 24, 2006 for net proceeds of approximately $83 million.  On October 24, 2006, the Company consummated a private placement of 4 million warrants for an aggregate purchase price of $4 million.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering and the private placement, although substantially all of the net proceeds of the Offering and the private placement are intended to be generally applied toward consummating a business combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a business combination.  Upon the closing of the private placement and the Offering, $88.65 million (including $3.6 million of underwriters' fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (“Trust Account”) was and will continue to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first business combination in which the fair market value of the assets or operating businesses acquired is at least 80% of our net assets (excluding the amount held in the Trust Account representing a portion of the underwriters' discount) at the time of the acquisition and (ii) liquidation of the Company.  The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval.  In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated.  Accordingly, public stockholders holding 19.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a business combination. Such public stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by initial stockholders.

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company's public stockholders, excluding the existing stockholders to the extent of their initial stock holdings.  In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

The Company's Fourth Amended and Restated Certificate of Incorporation provides for liquidation of the Company in the event that the Company does not consummate a business combination within 18 months after the date of the consummation of the Offering (April 24, 2008), or within 24 months after the consummation of the Offering if certain extension criteria have been satisfied. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

Note B - Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 10, 2006) to December 31, 2006 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The operating results for the three months from July 1, 2007 to September 30, 2007 and the nine months from January 1, 2007 to September 30, 2007 are not indicative of the results to be expected for any other interim period of any future year.

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

Each Unit consists of one share of the Company's common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each a “Warrant”).  Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) the completion of a business combination with a target business and (b) October 18, 2007.  The Warrants will expire on October 18, 2010.  No Warrant may be exercised unless, at the time of exercise, a post effective amendment to the registration statement, or a new registration statement, is effective that includes a current prospectus relating to the common stock issuable upon exercise of the Warrant and the common stock underlying the Warrant has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrant.  The Company is not required to net-cash settle any Warrant if it is unable to maintain a current prospectus.  The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which notice of redemption is given.  The Company does not need the consent of the underwriters in order to redeem the outstanding Warrants.

Mr. David C. McCourt purchased from the Company in a private placement 4,000,000 Warrants, at a purchase price of $1.00 per Warrant, for an aggregate purchase price of $4,000,000.  The $4,000,000 proceeds from the private placement were placed in the Trust Account and are part of the liquidating distribution to the public stockholders in the event of a liquidation prior to a business combination.  The Warrants sold in the private placement can be exercised on a cashless basis.  The Warrants sold in the private placement have terms and provisions that are otherwise identical to those of the Warrants being sold in the Offering but the Warrants issued in connection with the private placement will not be transferable by Mr. McCourt until after the consummation of the initial business combination, except that Mr. McCourt is permitted to transfer the Warrants sold in the private placement in certain limited circumstances, such as by will in the event of his death or to other of the Company's officers and directors.  However, the transferees receiving such Warrants will be subject to the same transfer restrictions imposed on Mr. McCourt.  In the event of liquidation prior to a business combination, the Warrants sold in the private placement will be worthless.

Since the underwriters' over-allotment option was not exercised, on January 16, 2007 the Company repurchased 421,875 shares of common stock from David C. McCourt, the President, Chief Executive Officer and Chairman of the Company, at a total aggregate cost of $261.

Note D - Note Payable to Stockholder

The Company issued a $218,000 unsecured promissory note to one stockholder, David C. McCourt, on July 17, 2006.  The note was non-interest bearing and was payable on the earlier of July 17, 2007 and the consummation of the Company's Offering.  In conjunction with the closing of the Offering on October 24, 2006, the Company repaid the note.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We were formed on July 10, 2006 for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business combination. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of the acquisition.

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

Income, before income taxes, for the quarter ended September 30, 2007 was $484,577 and consisted of interest income of $821,609 earned predominantly on the trust account, offset by an aggregate of $337,032 in expenses, which consist of $38,122 for director and officer insurance and other insurance, $10,490 for registration and filing fees, $155,192 for legal and accounting fees unrelated to our initial public offering, $39,318 for Delaware franchise taxes, $30,000 for administrative services expense paid to Granahan McCourt Capital, LLC for our office space and other general and administrative services, $62,698 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $1,212 for other expenses.

Income, before income taxes, for the nine months ended September 30, 2007 was $1,314,309 and consisted of interest income of $2,412,448 earned predominantly on the trust account, offset by an aggregate of $1,098,139 in expenses, which consist of $113,227 for director and officer insurance and other insurance, $21,341 for registration and filing fees, $444,785 for legal and accounting fees unrelated to our initial public offering, $118,875 for Delaware franchise taxes, $90,000 for administrative services expense paid to Granahan McCourt Capital, LLC for our office space and other general and administrative services, $294,718 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $15,193 for other expenses. The net remaining proceeds from the initial public offering and the private placement, after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses and all other expenditures through September 30, 2007 were approximately $92,234,053, consisting of $892,019 of cash held outside the trust account and $91,342,034 held in the trust account, including accrued interest.

Income, before income taxes, for the period since inception on July 10, 2006 until September 30, 2007 was $1,678,010 and consisted of interest income of $2,999,667 earned predominantly on the trust account, offset by an aggregate of $1,321,657 in expenses, which consist of $143,476 for director and officer insurance and other insurance, $21,341 for registration and filing fees, $511,424 for legal and accounting fees unrelated to our initial public offering, $194,534 for Delaware franchise taxes, $114,516 paid to Granahan McCourt Capital, LLC, for our office space and other general and administrative services, $294,718 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $41,648 for other expenses. The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses and all other expenditures through September 30, 2007 were $92,234,053, which consist of $892,019 of cash held outside the trust account and $91,342,034 held in the trust account, including accrued interest.

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

As of September 30, 2007, $91,342,034 of the net proceeds of our initial public offering and private placement (including accrued interest) was held in the trust account for the purposes of consummating a business combination.  Continental Stock Transfer &Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA, in the Lehman Brothers Tax Free Money Market Fund which invests in securities exempt from federal income taxes.  As of September 30, 2007, the effective, annualized, federal tax-free interest rate payable on our investment was 3.735%.

We have not engaged in any hedging activities since our inception on July 10, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule13a-15(d) under the Exchange Act that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of proceeds generated in our initial public offering, see Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report.

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

GRANAHAN MCCOURT ACQUISITION CORPORATION

Date: November 14, 2007	By:	/s/ David C. McCourt
David C. McCourt
President, Chief Executive Officer and Chairman of the Board