Form 10-K
period 2007-12-31
Granahan McCourt Acquisition CORP
filed 2008-03-17
CIK 1369639

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” ,“large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☒ Smaller Reporting Company ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non affiliates of the registrant was $65,981,250.

Number of shares of common stock outstanding as of March 14, 2008: 14,062,500.

Table of Contents

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. We have based these forward-looking statements on our current expectations, estimates and projections about our target industries, our beliefs, our assumptions and future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (“SEC”) filings, and the following:

•	our status as a development stage company;

•	our ability to dissolve and liquidate in a timely manner;

•	our failure to receive necessary regulatory consents, or to receive them in a timely manner, in connection with our initial business combination;

•	our dissolution or liquidation prior to a business combination;

•	the reduction of the proceeds held in the trust account due to third party claims;

•	our selection of a prospective target business or asset;

•	our issuance of our capital stock or incurrence of debt to complete a business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	our dependence on our key personnel;

•	the tax consequences of an acquisition or disposition by us;

•	conflicts of interest of our officers and directors;

•	potential future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our initial stockholders of a substantial interest in us;

•	our common stock becoming subject to the SEC’s penny stock rules;

•	the adverse effect the outstanding warrants may have on the market price of our common shares;

•	the existence of registration rights with respect to the securities owned by our initial stockholders;

•	our being deemed an investment company;

•	the lack of adequate resources to cover our operating expenses;

•	the lack of a market for our securities;

•	market risks;

•	regulatory risks and operational risks, including those involved in operating outside the United States;

•	loss of our intellectual property rights;

•	foreign currency fluctuation;

•	limited operating histories of businesses we may acquire in the telecommunications and media industries;

•	cyclicality of the telecommunications and media industries; and

•	our failure to keep pace with changes in our target industries.

These risks and others described below under “Risk Factors” are not exhaustive.

PART I

ITEM 1.   BUSINESS

Introduction

Granahan McCourt Acquisition Corporation is a blank check company that was organized under the laws of the State of Delaware on July 10, 2006. We were formed for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction, which we refer to as a “business combination.” We have not generated revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in October 2006, we have been actively engaged in identifying a suitable business combination candidate. We have met with potential target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report, we have not entered into a definitive agreement for, nor consummated, any business combination. Unless the context otherwise requires, references in this report to “the Company,” “we,” “us,” and “our” refer to Granahan McCourt Acquisition Corporation.

A registration statement for our initial public offering was declared effective on October 18, 2006. On October 24, 2006, we sold 11,250,000 units in our initial public offering. Each of our units consists of one share of our common stock, $0.0001 par value per share, and one warrant. Each warrant sold in the initial public offering entitles the holder to purchase from us one share of common stock at an exercise price of $6.00. Our units began public trading on October 19, 2006.  Our warrants and common stock have traded separately since November 27, 2006.  We received net proceeds of $87,150,000 from our initial public offering and the sale of warrants to David C. McCourt in a private placement. Of those net proceeds, approximately $85,050,000 (plus an additional $3,600,000 attributable to a deferred underwriters’ discount) has been placed in a trust account and will not be released until the earlier of (i) the completion of an initial transaction or (ii) our liquidation. Therefore, unless and until an initial transaction is consummated, the proceeds held in the trust account will not be available to us.  For a more complete discussion of our financial information, see the section appearing elsewhere in this Annual Report on Form 10-K entitled “Selected Financial Data”.

We will focus our investment activities on the telecommunications and media industries. Based on our management team’s experience in buying, building, restructuring and operating businesses, we will seek to acquire one or more companies in sectors where we believe there are opportunities for value creation as a result of technological or regulatory changes and where we can leverage the expertise of our management team. We are focusing our efforts in North America, Europe and Israel, where our management has direct investment experience and a network of industry contacts to source transaction opportunities. We believe there is an opportunity to capitalize on technologies and business models that are transferable across geographies, which is one of the strategies we intend to pursue.

Telecommunications and Media Companies

We anticipate that our initial business combination may include, but will not be limited to, one or more companies engaged in one or more of the following three sectors of the telecommunications and media industries:

•	Network Providers: including established wire line, established wireless and alternative technology access providers, as well as traditional phone, cable and broadband providers.

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

We have not consummated any business combination

We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report, we have not entered into a definitive agreement for, nor consummated, any business combination. Subject to the requirement that our initial business combination must be with one or more telecommunications and media-related businesses with an aggregate fair market value equal to at least 80% of our net assets (excluding the amount held in trust representing a portion of the underwriters’ discount) at the time of the business combination, we have virtually unrestricted flexibility in identifying and selecting prospective target business candidates in the telecommunications and media industries. Accordingly, investors have no basis to evaluate the possible merits or risks of the target businesses with which we may ultimately complete a business combination. Our acquisition criteria are similar to those of other blank check companies, except that we intend to acquire telecommunications and media-related businesses.

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

Selection of target businesses and structuring of a business combination

Our management team has developed a comprehensive due diligence process for evaluating the financial, sales and marketing, engineering, network operations, customer service, back-office operations, compensation and benefits, information technology and other critical organizational functions of target companies in the telecommunications and media sectors. We will favor specific sectors and geographies where we believe our management team can add value based on its operational expertise and past track record. Although we will not limit the sectors we target, our current focus includes telecommunications infrastructure and networking companies servicing residential or enterprise customers, traditional cable, phone and internet providers, traditional media, new media and content companies, as well as applications and application service providers or internet related technologies. Although we will not limit the geographic areas we target, our current focus includes North America, Europe and Israel. We are focusing our efforts on potential targets that have one or several of the following characteristics:

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

In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote all of the shares of common stock owned by them immediately prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. The initial stockholders may cast votes with respect to any shares of common stock acquired in our initial public offering or in the open market in any manner as they may determine (other than with respect to a dissolution in the event we are unable to timely complete a business combination, which they have agreed to vote in favor of). As a result, an initial stockholder who acquires shares in or after the initial public offering, and is therefore a public stockholder with respect to such shares of common stock, may vote against the proposed business combination with respect to such shares and retains the right to exercise the conversion rights attributable to such shares in the event that a business combination is approved. We will proceed with a business combination only if the votes cast by our public stockholders in favor of the business combination represent a majority of the votes cast by our public stockholders with respect to the proposed transaction and public stockholders owning less than 20% of the number of shares sold in our initial public offering both exercise their conversion rights described below and vote against the business combination.  We will structure our initial business combination so that the transaction will proceed and may be consummated even if the maximum number of shares that may be converted to cash in connection with our initial business combination are in fact converted to cash, reducing the amount of cash ultimately available to consummate the transaction by up to approximately 20%. However, we will not proceed with our initial business combination if public stockholders owning 20% or more of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights, even if public stockholders holding a majority of the shares vote in favor of the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his or her shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, prior to our initial public offering; they will have the right with respect to any shares of our common stock that they may acquire in connection with or following our initial public offering. An initial stockholder who acquires shares in or after the initial public offering would be a public stockholder with respect to these shares and retains the right to exercise conversion rights attributable to such shares. The actual per share conversion price will be equal to the amount in the trust account (including the amount held in the trust account representing a portion of the underwriters’ discount), which shall include $4,000,000 from the private placement of warrants, inclusive of any interest net of taxes payable (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per share conversion price would be approximately $7.88 or $0.12 less than the per unit offering price of $8.00.

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

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete a business combination. If we are unable to do so by the expiration of the 24-month period from the date of closing of our initial public offering, we will liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for further distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

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

•	our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by target businesses.

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

Employees

We currently have four officers, one of whom is also a member of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

We will not acquire a target business if we cannot obtain audited financial statements based on United States generally accepted accounting principles for such target business. We will provide these financial statements in the proxy solicitation materials sent to stockholders for the purpose of seeking stockholder approval of our initial business combination. Our management believes that the need for target businesses to have, or be able to obtain, audited financial statements may limit the pool of potential target businesses available for acquisition.

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM1A.    RISK FACTORS

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

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to effect a business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

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

We currently believe that the funds available to us from the net proceeds from our initial public offering not placed in the trust account together with funds borrowed from David C. McCourt on March 14, 2008, are sufficient to allow us to operate until October, 2008, and any potential business combination will have to include additional financing. However, we cannot assure you that our estimates will be accurate. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions.

You are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with an unidentified target acquisition, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC promptly following the consummation of our offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Because we are not subject to these rules, including Rule 419, our units were immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

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

Because we have not yet selected a prospective target acquisition, investors currently have no basis to evaluate the possible merits or risks of the target acquisition. We cannot assure you that our management, when evaluating a prospective target acquisition, will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target acquisition. Except for the limitation that a target acquisition may have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and could potentially cause a change in control of our ownership.

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

•
could potentially cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

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

One of our directors, Barry S. Sternlicht, is currently the Chairman and Chief Executive Officer of Third Wave Acquisition Corp, a blank check company, which is in registration with the SEC.  However all of our officers and directors currently are, and may in the future become affiliated with additional entities, including other “blank check” companies. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that any of these conflicts will be resolved in our favor.

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

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders with respect to any shares they owned prior to our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. An initial stockholder who acquires shares in the offering or thereafter in the open market, however, would be a public stockholder with respect to such shares and retains the right to exercise the conversion rights attributable to such shares. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having to incur an amount of leverage that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

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

As of December 31, 2007, we had approximately $306,180 remaining from the proceeds of our initial public offering outside the trust account and on March 14, 2008 we borrowed $250,000 from David C. McCourt. These funds are available to cover our operating expenses until October, 2008, including expenses incurred in connection with a business combination, based upon our management’s estimate of the amount required for these purposes. This estimate may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated.

We may not be able to obtain additional financing, on acceptable terms, if at all, and neither our sponsor, Mr. McCourt, nor other members of our management team is obligated to provide any additional financing. If we do not have sufficient proceeds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination.  In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

David C. McCourt and our other officers and directors collectively, own 20% of our issued and outstanding shares of common stock. In addition, there is no restriction on the ability of our initial stockholders to purchase units or shares of our common stock either in our initial public offering or in the open market after completion of the offering. If they were to do so, the percentage of our outstanding common stock held by our initial stockholders would increase. Our board of directors will be divided into three classes, each of which generally will serve for a term of three years, with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of this “staggered” board of directors, only a minority of the board of directors would be considered for election. As a result, our officers and directors may exert considerable influence on actions requiring a stockholder vote, including the election of officers and directors, amendments to our fourth amended and restated certificate of incorporation, the approval of benefit plans, mergers, and similar transactions. Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective business combinations, to submit to a stockholder vote. As a result, they will exert substantial control over actions requiring a stockholder vote both before and following a business combination.

In connection with the stockholder vote required for a business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote all of the shares of common stock owned by them immediately prior to the offering in accordance with the majority of the shares of common stock voted by the public stockholders.

In addition, our initial stockholders have agreed to vote all of the shares owned by them in favor of our dissolution in the event we are unable to timely complete a business combination.

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

The exercise by our initial stockholders of their registration rights may have an adverse effect on the market price of our common stock and the existence of the registration rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we file a registration statement to register their shares of common stock held prior to our initial public offering and the warrants sold in the private placement, including any shares of common stock issuable upon exercise of such warrants, at any time commencing 90 days prior to the expiration of the transfer restrictions on such securities. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, including those underlying the warrants issued in the private placement, then there will be an additional 6,812,500 shares, or an additional 60.6% of the post-offering shares of our common stock, eligible for trading in the public market (assuming no exercise of the underwriters’ over-allotment option and no exercise of warrants by our public stockholders). The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target acquisition, as the stockholders of the target acquisition may be discouraged from entering into a business combination with us or may request a higher price for their securities because of the potential effect the exercise of the registration rights may have on the trading market for our common stock.

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

In addition, if we do not complete a business combination by April 24, 2008 (18 months after the consummation of our initial public offering) or by October 24, 2008 (24 months from the consummation of our initial public offering if a letter of intent, agreement in principle or definitive agreement has been executed by April 24, 2008 and a business combination has not yet been consummated), our fourth amended and restated certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and (b) requires that, within 15 days after the expiration of the allotted time periods, our board of directors adopt a resolution finding our dissolution advisable and that it provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. If our stockholders do not approve our dissolution in a timely manner or at all, we will not be able to liquidate and distribute the trust account to holders of our common stock sold in our initial public offering for an extended period of time or indefinitely, and, consequently, we may be deemed to be an investment company.

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

Our warrants are not exercisable unless, at the time of exercise, a post-effective amendment to the initial public offering registration statement, or a new registration statement, is effective which includes a current prospectus relating to the common stock issuable upon exercise of the warrants and the common stock underlying the warrants has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holders of our warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so. In addition, the warrant agreement provides that we are not required to net-cash settle the warrants if we are unable to maintain a current prospectus. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire. Thus, our warrants may be deprived of any value and the market for our warrants may be limited. Even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the warrants issued as a part of our units (including the warrants sold in the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

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

None.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit, warrant and share of common stock, respectively, as reported on the AMEX,  The quotations listed below reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Units		Warrants		Common Stock
Quarter Ended	High	Low	High	Low	High	Low
2006
Fourth Quarter 2006 (11/27/06 - 12/31/06)	8.05	7.65	0.65	0.50	7.55	7.30
2007
First Quarter	8.22	8.00	0.72	0.60	7.72	7.59
Second Quarter	9.00	8.23	1.39	0.65	8.00	7.78
Third Quarter	9.00	8.25	1.29	0.63	7.90	7.85
Fourth Quarter	8.50	8.20	0.83	0.50	7.85	7.82
2008
First Quarter 2008 (1/1/08 - 3/14/08)	$8.40	$8.06	$0.65	$0.24	$8.00	$7.95

Holders

As of March 14, 2008, we had approximately 1 holder of record of our units, 8 holders of record of our common stock and 4 holders of record of our warrants.

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

Performance

The graph below compares the cumulative total return of our common stock from November 27, 2006 through December 31, 2007 with the cumulative total return of companies comprising the S&P 500 Index and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the peer group selected by us over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

On October 18, 2006, David C. McCourt purchased from us an aggregate of 4,000,000 warrants in a private placement at a purchase price of $1.00 per warrant for an aggregate price of $4,000,000. Such warrants were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act as they were sold in a transaction not involving a public offering.

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

Of the gross proceeds from the Offering: (i) we deposited $88,650,000 into a trust account at JP Morgan Chase Bank, NA, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $3,600,000 of contingent underwriting discount and $4,000,000 that we received from the sale of warrants to David C. McCourt, our President, CEO and Chairman; (ii) the underwriters received $2,700,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we used $707,915 for offering expenses. None of the offering expenses were paid directly or indirectly to any of our officers, directors or 10% stockholders. The net proceeds deposited into the trust account remain on deposit in the trust account, except for a withdrawal of $280,000 to pay estimated state income tax, and $3,725,900 in interest in the trust earned through December 31, 2007.

Following the consummation of our initial public offering through December 31, 2007, we incurred an aggregate of $1,993,750 in additional expenses, which consists of approximately $182,428 for director and officer insurance and other insurance, $911,107 for legal and accounting fees unrelated to our initial public offering, $240,659 for Delaware franchise taxes, $35,322 for registration and filing fees, $144,516 paid to Granahan McCourt Capital, LLC, through December 31, 2007 for our office space and other general and administrative services, $435,193 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $44,525 for other expenses. Through December 31, 2007, we earned interest income of $82 on funds held outside the trust account. We also accrued an income tax benefit of $552,600. The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through December 31, 2007 were approximately $92,402,080, which consists of $306,180 of cash held outside the trust account and $92,095,900 held in the trust account, including accrued interest.

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

	Period from January 1, 2007 to December 31, 2007	Period from July 10, 2006 (inception) to December 31, 2006	Period from July 10, 2006 (inception) to December 31, 2007
Revenues	$-	$-	$-
Operating loss	$(1,770,232)	$(223,518)	$(1,993,750)
Interest income	$3,185,656	$587,219	$3,772,875
Net income	$1,915,424	$416,301	$2,331,725
Net income attributable to common stock holders	$1,344,250	$312,044	$1,656,294
Basic and diluted net income per share	$0.25	$0.05	$0.37
Weighted average shares outstanding	11,829,838	6,803,341	10,207,184
Working capital (excludes assets held in trust and deferred underwriting fees)	$83,224	$1,754,602	$83,224
Total assets	$93,342,466	$91,146,703	$93,342,466
Common stock, subject to possible conversion $2,249,999 shares at conversion value	$18,405,423	$17,834,249	$18,405,423
Stockholders' equity	$70,921,056	$69,577,067	$70,921,056

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company organized under the laws of the State of Delaware on July 10, 2006. We were formed for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction.  We have not generated revenue to date other than interest income. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in October, 2006, we have been actively engaged in identifying a suitable business combination candidate. We have met with potential target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, we have not, entered into a definitive agreement for, nor consummated, any business combination. We have selected December 31 as our fiscal year end. Our securities trade on the American Stock Exchange.

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

Results of Operations

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

Income, before income taxes, for the fiscal year ended December 31, 2007 was $1,415,424 and consisted of interest income of $3,185,656 earned predominantly on the trust account, offset by an aggregate of $1,770,232 in expenses, which consist of $152,179 for director and officer insurance and other insurance, $35,322 for registration and filing fees, $844,468 for legal and accounting fees unrelated to our initial public offering, $165,000 for Delaware franchise taxes, $120,000 for administrative services expense paid to Granahan McCourt Capital, LLC for our office space and other general and administrative services, $435,193 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $18,070 for other expenses. The net remaining proceeds from the initial public offering and the private placement, after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses and all other expenditures through December 31, 2007 were approximately $92,402,080, consisting of $306,180 of cash held outside the trust account and $92,095,900 held in the trust account, including accrued interest.

Income, before income taxes, for the period since inception on July 10, 2006 until December 31, 2007 was $1,779,125 and consisted of interest income of $3,772,875 earned predominantly on the trust account, offset by an aggregate of $1,993,750 in expenses, which consist of $182,428 for director and officer insurance and other insurance, $35,322 for registration and filing fees, $911,107 for legal and accounting fees unrelated to our initial public offering, $240,659 for Delaware franchise taxes, $144,516 paid to Granahan McCourt Capital, LLC, for our office space and other general and administrative services, $435,193 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $44,525 for other expenses. The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses and all other expenditures through December 31, 2007 were $92,402,080, which consist of $306,180 of cash held outside the trust account and $92,095,900 held in the trust account, including accrued interest.

On March 14, 2008, David C. McCourt loaned $250,000 to us in exchange for a promissory note from us in such amount.  The principal balance of this note is payable on the earlier of (a) one business day following Mr. McCourt’s written demand for payment and (b) upon consummation of a business combination.  The promissory note bears no interest and has no recourse against the funds in the trust account.

           We believe that the working capital available to us, in addition to the funds available to us outside of the trust account and the loan from Mr. McCourt, will be sufficient to allow us to operate through October, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds during this time in order to meet the expenditures required to meet our operating expenses. However, we may issue additional capital stock, debt or a combination of capital stock and debt to complete one or more business combinations.

Contractual Obligations and Commitments

Commitments.  As of December 31, 2007, we had no long-term commitments.

Contractual Obligations. The Company is obligated to pay Granahan McCourt Capital, LLC a monthly fee of $10,000 for general and administrative services including office space, utilities and administrative support during the period commencing October 24, 2006 until the earlier of (i) the completion of our initial business combination and (ii) our dissolution.

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

As of December 31, 2007, $91,862,529 of the net proceeds of our initial public offering (including accrued interest) was held in trust for the purposes of consummating a business combination.  Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA, in the Lehman Brothers Tax Free Money Market Fund which invests in securities exempt from federal income taxes.  As of December 31, 2007, the effective, annualized, federal tax-free interest rate payable on our investment was 3.587%.

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

a) Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s management assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007 has been audited by Pressman Ciocca Smith, LLP, our independent registered public accounting firm. Their report appears in the “Exhibits and Financial Statements” Section.

ITEM 9B.	OTHER INFORMATION

 None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
David C. McCourt	51	Chairman and Chief Executive Officer and Chief Operating Officer
Barry S. Sternlicht	47	Director
George J. Tenet	55	Director
Roger L. Werner, Jr.	58	Director
Paul N. D’Addario	54	Director
Barak Bar-Cohen	37	Chief Financial Officer
Ellyn M. Ito	39	Chief Administrative Officer
Patrick Tangney	38	Executive Vice President, Strategy

David C. McCourt has served as our President, Chief Executive Officer and Chairman of the Board since our inception. In addition, Mr. McCourt is the Founder, Chief Executive Officer and Chairman of the Board of Granahan McCourt Capital, LLC, a private investment firm focused on making minority investments and advising companies in the telecommunications and media industries, a position he has held since January 2005. Over the last 26 years, Mr. McCourt has been a pioneer across the telecommunications and media industries, founding or acquiring over ten companies in four countries in North America and Europe. Under his leadership, these companies completed capital raising and merger transactions valued in excess of $7.0 billion. In 1985, Mr. McCourt established Discovery TV, an independent television station in Grenada producing a range of programming for the Caribbean market. In 1987, Mr. McCourt founded a competitive telephone company, Corporate Communications Network. Corporate Communications Network was later merged with a subsidiary of MFS Communications to create MFS/McCourt. MFS Communications was later sold to Worldcom. In the early 1990’s Mr. McCourt formed a partnership based in London, England called McCourt Kiewit International that designed and built telecommunication systems across Europe. In 1993, Mr. McCourt formed a $196 million partnership with Peter Kiewit Sons, Inc. and acquired control of C-TEC, a diversified telecommunications company based out of Wilkes-Barre, Pennsylvania. Under Mr. McCourt’s leadership as Chief Executive Officer and Chairman, C-TEC recapitalized its balance sheet and divested its non-strategic assets. In September 1997, C-TEC completed a tax free transaction splitting the company into three publicly traded companies: Cable Michigan, Commonwealth Telephone Company, and RCN Corporation. Mr. McCourt was Chief Executive Officer and Chairman of Cable Michigan from 1993 to 1999, he was Chief Executive Officer and Chairman of Commonwealth Telephone Company from 1997 to 2000, served as Chairman from 2000 until 2003 and was Chief Executive Officer and Chairman of RCN Corporation from 1997 through 2004, the latter of which was reorganized under Chapter 11 of the U.S. Bankruptcy Code in 2004. RCN Corporation is a facilities-based competitive provider of bundled phone, cable and high speed internet services delivered over its own fiber-optic local network to consumers located in the Boston, New York, Philadelphia, Chicago, San Francisco and Los Angeles metropolitan markets. Mr. McCourt has received numerous awards over his career including “Entrepreneur of the Year” by Ernst & Young, LLP as well as the American Irish Historical Society Gold Medal Award. In 2005, Mr. McCourt received an Emmy Award for his role as Executive Producer of the award-winning children’s show “Reading Rainbow.” Mr. McCourt is on the National Advisory Board of JPMorgan Chase Bank, the North American Advisory Board of the Michael Smurfit Graduate School of Business at University College in Dublin, Ireland, the Board of Overseers of the Robert Wood Johnson Medical School of the University of Medicine and Dentistry in New Jersey, and is the Chairman and interim Chief Executive Officer and Chief Operating Officer of Narrowstep, Inc. — a television over the internet company. Mr. McCourt holds a B.A. from Georgetown University and is a frequent public speaker and contributor to national and international publications on business and regulatory issues in the telecommunications and media industries.

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

Patrick Tangney has served as executive price president, strategy since March 2008 and as a consultant since August 2007.  From 2000 through mid-2007, Mr. Tangney worked in the Investment Banking division of Citigroup Global Markets in London and New York, most recently as a Director, and advised companies in the telecom, media and technology sectors.  He also has experience in various other sectors, including online and mobile software, towers, gaming, wireless telephony, fixed telephony, newspapers, and entertainment.  Mr. Tangney's experience prior to Citigroup includes working as a management consultant with McKinsey & Company and as a transactional attorney with Davis Polk & Wardwell.   Mr. Tangney received an A.B. from Duke University, with honors, a J.D. from Columbia University and was a Fulbright Scholar.

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

Number and Terms of Directors

The term of office of the first class of directors, consisting of Messrs. Werner and D’Addario, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs.  Tenet and Sternlicht, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. McCourt, will expire at the third annual meeting. All of our directors have served as directors since the inception of our company.

Since there has not been an annual stockholders meeting to elect new directors and there will likely not be an annual stockholders meeting to elect new directors prior to the consummation of any business combination, we expect that all of the current directors will continue as directors until at least the consummation of the business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2007, all 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

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

We undertake to provide without charge to any person, upon written or verbal request of such person, a copy of our code of ethics. Requests for a copy should be directed in writing to Granahan McCourt Acquisition Corporation, 179 Stony Brook Road, Hopewell, NJ 08525, Attention: Barak Bar-Cohen or by telephone to (609) 333-1200.

Promoters

We consider Mr. McCourt to be our promoter as the term is defined within the rules promulgated by the SEC under the Securities Act.

ITEM 11.             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. Commencing on October 18, 2006, the effective date of the registration statement through the consummation of a business combination, pursuant to a letter agreement, we have paid Granahan McCourt Capital, LLC a fee of $10,000 per month for providing us with administrative services. Other than the fees payable to Granahan McCourt Capital, LLC pursuant to the agreement described above, no compensation of any kind, including finder’s, consulting fees or other similar compensation, will be paid by us or any other entity to any of our existing officers, directors, initial stockholders or any of their respective affiliates, prior to or in connection with a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. In addition, Mr. McCourt may, in his sole discretion, transfer our securities held by him to our existing officers and directors who participate in the deal sourcing, due diligence, structuring and negotiating of a business combination. The compensation of our Chief Executive Officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

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
 George J. Tenet
 Roger L. Werner, Jr.
 Paul N. D’Addario

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 17, 2008, by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(2)
5% Stockholders
David C. McCourt(3)	2,574,900	18.3%
HBK Investments LP(4)	1,379,400	9.8%
Fir Tree, Inc.(6)	1,378,400	9.8%
QVT Financial LP(5)	1,278,450	9.1%
Sapling, LLC(6)	1,174,102	8.3%

(1)	Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

(2)	Amount and applicable percentage of ownership is based on 14,062,500 shares of our common stock outstanding on March 14, 2008.

(3)	The business address of David C. McCourt is 179 Stony Brook Road, Hopewell, NJ 08525.

(4)	The business address of HBK Investments LP is 300 Crescent Court, Suite 700, Dallas, Texas 75201.

(5)
The business address of QVT Financial LP, QVT Financial GP LLC, and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, NY 10036.  QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 1,144,189 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 125,085 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 9,176 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,278,450 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,269,274 shares of Common Stock.  The foregoing information was derived from a Schedule 13G filed with the SEC on January 30, 2008.

(6)
The business address of Sapling, LLC and Fir Tree, Inc. is 505 Fifth Avenue, New York, New York 10017.  Fir Tree, Inc. is the investment manager for each of Sapling, LLC and Fir Tree Recovery Master Fund, L.P. and has been granted investment discretion over portfolio investments held by each of them.  Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are the beneficial owners of 1,174,102 shares of Common Stock and 204,298 shares of our common stock, respectively. Fir Tree, Inc. may be deemed to beneficially own the shares of our common stock held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. as a result of being the investment manager of Sapling, LLC and Fir Tree Recovery Master Fund, L.P.  Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are the beneficial owners of 8.3% and 1.5%, respectively, of the outstanding shares of our common stock. Collectively, Sapling, LLC and Fir Tree Recovery Master Fund, L.P. beneficially own 1,378,400 shares of common stock of the Company, which represent 9.8% of the shares of common stock outstanding.  Sapling, LLC may direct the vote and disposition of 1,174,102 shares of our common stock. Fir Tree Recovery Master Fund, L.P. may direct the vote and disposition of 204,298 shares of our common stock.  Fir Tree, Inc. has been granted investment discretion over the shares of our common stock held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2008.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants as of March 14, 2008, by (i) each of our executive officers for the fiscal year ended December 31, 2007, (ii) each of our directors, and (iii) all directors and executive officers as a group. Our warrants become exercisable on the later of the completion of our initial business combination and October 18, 2007. These warrants expire on October 18, 2010, or earlier upon redemption.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership of Common Stock(1)	Percent of Common Stock
Executive Officers
David C. McCourt(2)	2,574,900	18.3%
Barak Bar-Cohen(2)	72,000	*
Patrick Tangney(2)	0	*
Ellyn M. Ito(2)	36,000	*
Directors
Barry S. Sternlicht(3)	32,400	*
George J. Tenet(4)	32,400	*
Paul N. D’Addario(5)	32,400	*
Roger L. Werner, Jr.(6)	32,400	*
All executive officers and directors as a group	2,812,500	20.0%

  *                    Less than 1.0%

(1)	All ownership is direct beneficial ownership.

(2)	Business address is 179 Stony Brook Road, Hopewell, NJ 08525.

(3)	Business address is 591 W. Putnam Ave., Greenwich, CT 06830.

(4)	Business address is School of Foreign Service, Georgetown University, ICC Building, Washington, D.C. 20057.

(5)	Business address is 11766 Wilshire Blvd., Ste. 890, Los Angeles, CA 90025.

(6)	Business address is 10 Barnstable Lane, Greenwich, CT 06830.

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

The holders of the majority of the shares and warrants sold to our initial stockholders prior to our initial public offering (including the warrants, and the shares underlying the warrants, purchased in the private placement) are entitled to make up to two demands that we register these shares, warrants and the shares of common stock underlying such warrants pursuant to an agreement dated October 18, 2006. The holders of the majority of these securities can elect to exercise these registration rights at any time commencing 90 days prior to the date upon which they will first become eligible for resale. In addition, these security holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date they become eligible for resale. We will bear the expenses incurred in connection with the filing of any of these registration statements.

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

Other than the $10,000 per month administrative fee payable to Granahan McCourt Capital, LLC and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates or family members for services rendered to us prior to or with respect to the initial transaction. However, Mr. McCourt may, in his sole discretion, transfer our securities held by him to our existing officers and directors who participate in the deal sourcing, due diligence, structuring and negotiating of a business combination.

David C. McCourt advanced a total of $218,000 in exchange for a promissory note from us. The promissory note was repaid upon consummation of the initial public offering.  Mr. McCourt loaned an additional $250,000 to us on March 14, 2008,in exchange for a promissory note from us in such amount.  The principal balance of this note is payable on the earlier of (a) one business day following Mr. McCourt’s written demand for payment and (b) upon consummation of a business combination.  The promissory note bears no interest and has no recourse against the funds in the trust account.

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

•
Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.  One of our directors, Barry S. Sternlicht, is currently the Chairman and Chief Executive Officer of Third Wave Acquisition Corp,  a blank check company, which is in registration with the SEC.  Some of our officers and directors are affiliated with entities in the telecommunications and media industries. David C. McCourt, our President, Chief Executive Officer and Chairman, is the Chairman and interim Chief Executive Officer and Chief Operating Officer of Narrowstep, Inc., a company that provides television services over the internet, and Roger L. Werner, Jr., one of our directors, is Chairman of Werner Telesport, LLC, a sports programming and production company, and serves as a director of Narrowstep, Inc. and WATV Productions, an event and television production company. In addition Paul N. D’Addario is the founder and Senior Managing Director of Palisades Ventures, a technology and media growth fund.

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

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the vote of a majority of the shares of common stock voted by the public stockholders. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the shares of common stock acquired by them prior to such offering. An initial stockholder who acquires shares in or after our initial public offering, however, would be a public stockholder with respect to these shares and retains the right to participate in any liquidation distribution with respect to such shares.

To further minimize potential conflicts of interest, we have agreed that we will not consummate a business combination with any of our initial stockholders, including our officers and directors, or any of their respective affiliates without first obtaining an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of the business combination.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees billed or anticipated for the periods indicated for professional services rendered by Pressman Ciocca Smith LLP, our independent registered public accounting firm.

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
Audit Fees(1)	$46,801	77,032
Audit-Related Fees(2)	$27,795	—
Tax Fees(3)	$11,344	11,774
All Other Fees	$—	—
Total	$85,940	88,806

(1)
Audit fees related to professional services rendered in connection with the audit of our financial statements for fiscal year 2007 estimated to be $20,000, and for the quarterly review of financial statements included in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2007, June 30, 2007 and September 30, 2007, estimated to be $26,801.

(2)	Audit-related fees for due diligence services incurred in connection with a potential acquisition.

(3)	Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Pressman Ciocca Smith LLP to audit our financial statements for fiscal year 2007, we may retain Pressman Ciocca Smith LLP to provide advisory services and due diligence work in connection with prospective business combinations to us in our 2008 fiscal year. We understand the need for Pressman Ciocca Smith LLP to maintain objectivity and independence in its audit of our financial statements.

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

EXHIBIT INDEX

Exhibit No.	Description
*3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant
*3.2	By-laws of the Registrant
*4.1	Specimen Unit Certificate
*4.2	Specimen Common Stock Certificate
*4.3	Specimen Warrant Certificate
*4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant
*10.1	Subscription Agreement, dated July 20, 2006 between the Registrant and David C. McCourt
*10.2	Subscription Agreement, dated July 20, 2006 between the Registrant and Barry S. Sternlicht
*10.3	Subscription Agreement, dated July 20, 2006 between the Registrant and George J. Tenet
*10.4	Subscription Agreement, dated July 20, 2006 between the Registrant and Roger L. Werner, Jr.
*10.5	Subscription Agreement, dated July 20, 2006 between the Registrant and Paul N. D’Addario
*10.6	Subscription Agreement, dated July 20, 2006 between the Registrant and Barak Bar-Cohen
*10.7	Subscription Agreement, dated July 20, 2006 between the Registrant and Ellyn M. Ito
*10.8	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company
*10.9	Administrative Services Letter Agreement, dated July 24, 2006 between the Registrant and Granahan McCourt Capital, LLC.
*10.10	Promissory Note, dated July 17, 2006, in the principal amount of $218,000 issued by the Registrant to David C. McCourt
*10.11	Form of Registration Rights Agreement between the Registrant and the initial stockholders
*10.12	Second Amended and Restated Placement Warrant Purchase Agreement between the Registrant and David C. McCourt
*10.13	Form of Letter Agreement between each Insider, the Registrant and Deutsche Bank Securities Inc.
*14	Code of Ethics
24	Power of Attorney (contained in signature page)
31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer
31.2	Certificate Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer
32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANAHAN MCCOURT ACQUISITION CORPORATION

By:	/s/ David C. McCourt
Name:	David C. McCourt
Title:	President, Chief Executive Officer and Chairman

Date: March 17, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 17th day of March, 2008.

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

FINANCIAL STATEMENTS
 Granahan McCourt Acquisition Corporation
 (A Development Stage Company)

Management’s Report on Internal Control over Financial Reporting

Management of Granahan McCourt Acquisition Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with the U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Pressman, Ciocca, Smith LLP an independent registered public accounting firm, as stated in their report appearing on page F-4.

March 17, 2008

/s/ David C. McCourt	/s/ Barak Bar-Cohen
Name: David C. McCourt Title: Principal Executive Officer	Name: Barak Bar-Cohen Title: Principal Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Granahan McCourt Acquisition Corporation

We have audited the accompanying balance sheets of Granahan McCourt Acquisition Corporation (a development stage company) (the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and for the periods from July 10, 2006 (inception) through December 31, 2006 and July 10, 2006 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granahan McCourt Acquisition Corporation as of December 31, 2007 and 2006  and the results of its operations and its cash flows for the year ended December 31, 2007 and for the periods from July 10, 2006 (inception) through December 31, 2006 and July 10, 2006 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, in the event the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008, expressed an unqualified opinion thereon.

/s/ Pressman Ciocca Smith LLP

Huntingdon Valley, Pennsylvania
 March 17, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Granahan McCourt Acquisition Corporation

We have audited Granahan McCourt Acquisition Corporation’s internal control over financial reporting as of December, 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Granahan McCourt Acquisition Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Granahan McCourt Acquisition Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity and cash flows of Granahan McCourt Acquisition Corporation, and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ Pressman Ciocca Smith LLP

Huntingdon Valley, Pennsylvania
March 17, 2008

Granahan McCourt Acquisition Corporation
 (A Development Stage Company)
 Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$306,180	$1,662,056
Cash and cash equivalents in trust account	91,862,529	88,909,820
Accrued interest receivable in trust account	233,371	260,294
Accrued interest receivable-other	1,381	4,622
Prepaid expenses	100,650	202,311
Prepaid taxes	91,000	21,000
Total current assets	92,595,111	91,060,103
Property and equipment, net of accumulated depreciation of $2,877	5,755	-
Deferred tax asset, net	741,600	86,600
TOTAL ASSETS	$93,342,466	$91,146,703

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$312,038	$59,728
Franchise tax payable	103,949	75,659
Deferred underwriting fees	3,600,000	3,600,000
Total current liabilities	4,015,987	3,735,387

Common stock, subject to possible conversion, 2,249,999 shares at conversion value	18,405,423	17,834,249

Commitments and contingencies
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized, 5,000 shares; no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized, 100,000,000 shares, 14,062,500 shares issued and outstanding as of December 31, 2007 and 14,484,375 shares issued and outstanding as of December 31, 2006 (which includes 2,249,999 shares subject to possible conversion)	1,406	1,448
Additional paid- in capital	68,587,925	69,159,318
Retained earnings accumulated during the development stage	2,331,725	416,301
Total stockholders' equity	70,921,056	69,577,067
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,342,466	$91,146,703

See accompanying notes.

Granahan McCourt Acquisition Corporation
 (A Development Stage Company)
 Statements of Operations

	For the year ended December 31, 2007	July 10, 2006 (date of inception) to December 31, 2006	July 10, 2006 (date of inception) to December 31, 2007

Interest income	$3,185,656	$587,219	$3,772,875
General and administrative expenses	1,770,232	223,518	1,993,750
Income before income taxes	1,415,424	363,701	1,779,125
Income tax (benefit)	(500,000)	(52,600)	(552,600)
Net income	1,915,424	416,301	2,331,725
Accretion of trust account relating to common stock subject to possible conversion	(571,174)	(104,257)	(675,431)
Net income attributable to common stockholders	$1,344,250	$312,044	$1,656,294
Weighted-average common shares outstanding subject to possible conversion	2,249,999	892,241	1,811,688
Basic and diluted net income per share subject to possible conversion	$0.25	$0.05	$0.37
Weighted-average number of shares outstanding - basic and diluted	11,829,838	6,803,341	10,207,184
Basic and diluted net income per share	$0.11	$0.05	$0.16

See accompanying notes.

Granahan McCourt Acquisition Corporation
 (A Development Stage Company)
 Statements of Stockholders’ Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
July 10, 2006 (Inception) to December 31, 2007

Issuance of common stock to initial stockholders	3,234,375	$323	$1,677	$-	$2,000
Issuance of warrants in private placement	-	-	4,000,000	-	4,000,000
Sale of 11,250,000 units, net of underwriters' discount and offering expenses	11,250,000	1,125	82,991,890	-	82,993,015
Net proceeds subject to possible conversion of 2,249,999 shares	-	-	(17,729,992)	-	(17,729,992)
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(104,257)	-	(104,257)
Net income for the period July 10, 2006 (inception) to December 31, 2006	-	-	-	416,301	416,301

Balance, December 31, 2006	14,484,375	$1,448	$69,159,318	$416,301	$69,577,067

Repurchase of 421,875 shares of common stock from initial stockholders	(421,875)	(42)	(219)	-	(261)
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(571,174)	-	(571,174)
Net income for the year ended December 31, 2007	-	-	-	1,915,424	1,915,424

Balance, December 31, 2007	14,062,500	$1,406	$68,587,925	$2,331,725	$70,921,056

See accompanying notes.

Granahan McCourt Acquisition Corporation
 (A Development Stage Company)
 Statements of Cash Flows

	For the year ended December 31, 2007	July 10, 2006 (date of inception) to December 31, 2006	July 10, 2006 (date of inception) to December 31, 2007
Cash flows from operating activities:
Net income	$1,915,424	$416,301	$2,331,725
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	2,877	-	2,877
Interest earned on cash held in trust	(3,150,786)	(575,114)	(3,725,900)
Deferred tax	(655,000)	(86,600)	(741,600)
Changes in operating assets and liabilities:
Accrued interest receivable-other	3,241	(4,622)	(1,381)
Prepaid expenses	101,661	(202,311)	(100,650)
Prepaid taxes	(70,000)	(21,000)	(91,000)
Accounts payable and accrued expenses	252,310	59,728	312,038
Franchise tax payable	28,290	75,659	103,949
Net cash (used in) operating activities	(1,571,983)	(337,959)	(1,909,942)

Cash flows from investing activities:
Cash and cash equivalents deposited in trust account	-	(88,650,000)	(88,650,000)
Cash withdrawn from trust for income tax payment	225,000	55,000	280,000
Purchase of property and equipment	(8,632)	-	(8,632)
Net cash provided by (used in) investing activities	216,368	(88,595,000)	(88,378,632)

Cash flows from financing activities:
Proceeds from offering, net	-	86,593,015	86,593,015
Proceeds from note payable to stockholder	-	218,000	218,000
Repayment of note payable to stockholder	-	(218,000)	(218,000)
Proceeds from issuance of common stock to initial stockholders	-	2,000	2,000
Repurchase of common stock from initial stockholders	(261)	-	(261)
Proceeds from issuance of warrants	-	4,000,000	4,000,000
Net cash provided by (used in) financing activities	(261)	90,595,015	90,594,754

Net increase (decrease) in cash and cash equivalents	(1,355,876)	1,662,056	306,180

Cash and cash equivalents, beginning	1,662,056	-	-
Cash and cash equivalents, ending	$306,180	$1,662,056	$306,180

Supplemental disclosure of taxes paid and non-cash investing and financing transactions
Cash paid for income taxes	$225,000	$55,000	$280,000
Accrual of deferred underwriting fees	-	3,600,000	3,600,000
Accretion of trust fund relating to common stock subject to possible conversion	571,174	104,257	675,431

See accompanying notes.

Granahan McCourt Acquisition Corporation
 (A Development Stage Company)
 Notes to Financial Statements

Note A—Organization and Business Operations

Granahan McCourt Acquisition Corporation (the “Company”) was incorporated in Delaware on July 10, 2006 as a blank check company for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction (“Business Combination”).  As of December 31, 2007, the Company had not commenced any operations.  All activity through December 31, 2007 relates to the Company’s formation, the sale of shares of common stock in a private placement, and the initial public offering (the “Offering”) described below.  The Company has selected December 31 as its fiscal year end.

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

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval.  In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by initial stockholders.  In this respect, $18,405,423 (including accretion of $675,431) has been classified as common stock subject to possible conversion at December 31, 2007.  Public Stockholders who convert their stock into an allocable share of the Trust Account will still have the right to exercise the warrants that they received as part of the Units and still hold.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings.  In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note C).

The accompanying financial statements have been prepared assuming that Granahan McCourt Acquisition Corp. will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company by October 24, 2008, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have agreed to waive their rights to participate in any liquidation distribution occurring upon its failure to consummate a business combination with respect to those shares of common stock acquired by them prior to the Public Offering and with respect to the warrants purchased in the private placement. In addition, the underwriters have agreed to waive their rights to the $3,600,000 of contingent compensation deposited in the trust account for their benefit. Accordingly, in the event of liquidation, the public stockholders will receive $7.88 per share plus interest (net of taxes payable and that portion of the earned interest previously released to the Company). The Company will pay the costs of liquidation and dissolution from remaining assets outside of the trust account. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note B—Summary of Significant Accounting Policies

Concentration of Credit Risk

The Company maintains cash balances at a financial institution.  Accounts at this institution are insured up to $100,000.  The Company maintains cash balances in excess of the insured amount.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided over the estimated useful lives using the straight-line method.  Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected when realized.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109 ” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes. ” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2007 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157  applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No.159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the first quarter of 2008.  The Company is currently evaluating the impact of SFAS 159.

In December of 2007, FASB issued SFAS No. 141 (revised 2007) "Business Combinations" (“SFAS 141 (R)”).  SFAS 141 (R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair market value, and the expensing of acquisition-related costs as incurred.  SFAS 141(R) is effective for the fiscal years beginning after December 15, 2008.  The Company is not currently able to estimate the impact of the adoption of SFAS 141(R) on the results of operations if the Company completes acquisition subsequent to its adoption.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”).  SFAS 160 requires ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interest of the non-controlling owners.  It is effective for the fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company does not expect the adoption of SFAS to have a material impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Reclassification

Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

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

Note H—Income Taxes

Provision for income tax expense (benefit) consists of the following components:

Current:
Federal	$-
State (New Jersey)	155,000
155,000
Deferred:
Federal	(655,000)
State (New Jersey)	-
(655,000)
$(500,000)

The total provision for income taxes for the period ended December 31, 2007, differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before income taxes as follows:

Statutory federal income tax rate	34%
Interest income exempt from federal income tax	(76)
Effect of state income tax	7
(35%)

At December 31, 2007, the Company recorded a deferred tax asset in the amount of $741,600, which is comprised entirely of the tax effect of a net operating loss carryforward for Federal income tax purpose of approximately $2,179,946.  The carryforward will expire in 2027, if not utilized.

Note I - Summarized Quarterly Financial Information (Unaudited)

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
Year Ended December 31, 2007
Interest income	$773,208	$821,609	$817,141	$773,698
General and administrative expenses	672,133	337,032	386,567	374,500
Income before income taxes	101,075	484,577	430,574	399,198
Income tax (benefit)	(220,000)	(82,000)	(95,400)	(102,600)
Net income	321,075	566,577	525,974	501,798
Accretion of trust fund relating to common
stock subject to possible conversion	(139,175)	(147,567)	(146,291)	(138,141)
Net income attributable to common stockholders	181,900	419,010	379,683	363,657
Weighted average common shares outstanding
subject to possible conversion	2,249,999	2,249,999	2,249,999	2,249,999
Basic and diluted net income per share	0.06	0.07	0.07	0.06
subject to possible conversion
Weighted average number of shares outstanding	11,812,501	11,812,501	11,812,501	11,882,814
Basic and diluted net income per share	0.02	0.04	0.03	0.03

	Quarter ended December 31, 2006	July 10, 2006 (date of inception) to September 30, 2006
Year Ended December 31, 2006
Interest income	$587,219	$-
General and administrative expenses	222,018	1,500
Income before income taxes	365,201	(1,500)
Income tax (benefit)	(52,600)	-
Net income	417,801	(1,500)
Accretion of trust fund relating to common
stock subject to possible conversion	(104,257)	-
Net income attributable to common stockholders	313,544	(1,500)
Weighted average common shares outstanding
subject to possible conversion	1,687,499	-
Basic and diluted net income per share	0.06	-
subject to possible conversion
Weighted average number of shares outstanding	9,984,376	3,234,375
Basic and diluted net income per share	0.03	(0.00)

Note J - Subsequent Event

The Company issued a $250,000 unsecured promissory note to Mr. McCourt on March 14, 2008.  The promissory note is non-interest bearing and is payable on the earlier of (a) one business day following Mr. McCourt’s written demand for payment and (b) upon consummation of a business combination.  No amounts have been repaid on the note.