Form 10-Q
period 2008-03-31
Granahan McCourt Acquisition CORP
filed 2008-05-12
CIK 1369639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”,”large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Smaller Reporting Company ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:14,062,500 shares of common stock, par value $0.0001 per share issued and outstanding as of May 12, 2008.

GRANAHAN MCCOURT ACQUISITION CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

Granahan McCourt Acquisition Corporation
(A Development Stage Company)

Balance Sheets

	March 31,
	2008	December 31,
	(unaudited)	2007*
ASSETS
Current Assets
Cash and cash equivalents	$239,745	$306,180
Cash and cash equivalents in trust account	92,501,319	91,862,529
Accrued interest receivable in trust account	197,439	233,371
Accrued interest receivable-other	308	1,381
Prepaid expenses	83,788	100,650
Prepaid taxes	140,000	91,000
Total current assets	93,162,599	92,595,111
Property and equipment, net	5,036	5,755
Deferred acquisition costs	610,450	-
Deferred tax asset, net	1,123,600	741,600
TOTAL ASSETS	$94,901,685	$93,342,466
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,821,216	$312,038
Franchise tax payable	40,919	103,949
Demand Note	250,000	-
Deferred underwriting fees	3,600,000	3,600,000
Total current liabilities	5,712,135	4,015,987

Common stock, subject to possible conversion, 2,249,999 shares at conversion value	18,539,752	18,405,423

Commitments and contingencies
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized, 5,000 shares; no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized, 100,000,000 shares, 14,062,500 shares issued and outstanding as of March 31, 2008 and as of December 31, 2007 (which includes 2,249,999 shares subject to possible conversion)	1,406	1,406
Additional paid- in capital	68,453,596	68,587,925
Retained earnings accumulated during the development stage	2,194,796	2,331,725
Total stockholders' equity	70,649,798	70,921,056
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,901,685	$93,342,466

*Derived from audited financial statements

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	July 10, 2006 (date of inception) to March 31, 2008

Interest income	$604,081	$773,698	$4,376,956
General and administrative expenses	1,172,010	374,540	3,165,760
Income (loss) before income taxes	(567,929)	399,158	1,211,196
Income tax (benefit)	(431,000)	(102,600)	(983,600)
Net income (loss)	(136,929)	501,758	2,194,796
Accretion of trust account relating to common stock subject to possible conversion	(134,329)	(138,141)	(809,760)
Net income (loss) attributable to common stockholders	$(271,258)	$363,617	$1,385,036
Weighted-average common shares outstanding subject to possible conversion	2,249,999	2,249,999	1,874,999
Basic and diluted net income per share subject to possible conversion	$0.06	$0.06	$0.43
Weighted-average number of shares outstanding - basic and diluted	11,812,501	11,882,814	10,439,063
Basic and diluted net income (loss) per share	$(0.02)	$0.03	$0.13

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Stockholders' Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
July 10, 2006 (Inception) to March 31, 2008

Issuance of common stock to initial stockholders	3,234,375	$323	$1,677	$-	$2,000
Issuance of warrants in private placement	-	-	4,000,000	-	4,000,000
Sale of 11,250,000 units, net of underwriters' discount and offering expenses	11,250,000	1,125	82,991,890	-	82,993,015
Net proceeds subject to possible conversion of 2,249,999 shares	-	-	(17,729,992)	-	(17,729,992)
Repurchase of 421,875 shares of common stock from initial stockholders	(421,875)	(42)	(219)		(261)
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(675,431)	-	(675,431)
Net income for the period July 10, 2006 (inception) to December 31, 2007	-	-	-	2,331,725	2,331,725

Balance, December 31, 2007	14,062,500	$1,406	$68,587,925	$2,331,725	$70,921,056

Repurchase of 421,875 shares of common stock from initial stockholders					-
Accretion of trust fund relating to common stock subject to possible conversion			(134,329)		(134,329)
Net loss for the quarter ended March 31, 2008	-	-	-	(136,929)	(136,929)
Balance, March 31, 2008 (unaudited)	14,062,500	$1,406	$68,453,596	$2,194,796	$70,649,798

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	July 10, 2006 (date of inception) to March 31, 2008
Cash flows from operating activities:
Net income (loss)	$(136,929)	$501,758	$2,194,796
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	719	473	3,597
Interest earned on cash held in trust	(602,858)	(762,026)	(4,328,758)
Deferred tax	(382,000)	(140,000)	(1,123,600)
Changes in operating assets and liabilities:			-
Accrued interest receivable-other	1,073	891	(308)
Prepaid expenses	16,862	18,835	(83,788)
Prepaid taxes	(49,000)	21,000	(140,000)
Accounts payable and accrued expenses	898,728	190,513	1,210,766
Accrued income taxes	-	16,400	-
Franchise tax payable	(63,030)	(36,034)	40,919
Net cash (used in) operating activities	(316,435)	(188,190)	(2,226,377)
Cash flows from investing activities:
Cash and cash equivalents deposited in trust account	-	-	(88,650,000)
Cash withdrawn from trust for income tax payment	-	-	280,000
Purchase of property and equipment	-	(5,674)	(8,632)
Net cash provided by (used in) investing activities	-	(5,674)	(88,378,632)

Cash flows from financing activities:
Proceeds from offering, net	-	-	86,593,015
Proceeds from note payable to stockholder	250,000	-	468,000
Repayment of note payable to stockholder	-	-	(218,000)
Proceeds from issuance of common stock to initial stockholders	-	-	2,000
Repurchase of common stock from initial stockholders	-	(261)	(261)
Proceeds from issuance of warrants	-	-	4,000,000
Net cash provided by (used in) financing activities	250,000	(261)	90,844,754
Net increase (decrease) in cash and cash equivalents	(66,435)	(194,125)	239,745
Cash and cash equivalents, beginning	306,180	1,662,056	-
Cash and cash equivalents, ending	$239,745	$1,467,931	$239,745

Supplemental disclosure of taxes paid and non-cash investing and financing transactions
Cash paid for income taxes	$-	$-	$280,000
Accrual of deferred underwriting fees	-	-	3,600,000
Accretion of trust fund relating to common stock subject to possible conversion	134,329	138,141	809,760
Accrual of deferred acquisition costs	610,450	-	-

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

Note A - Organization and Business Operations

Granahan McCourt Acquisition Corporation (the “Company”) was incorporated in Delaware on July 10, 2006 as a blank check company for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction.  As of March 31, 2008, the Company had not commenced any operations.  All activity through March 31, 2008 relates to the Company's formation, the sale of shares of common stock in a private placement, the initial public offering (the “Offering”) described below, and efforts to identify an acquisition target.  The Company has selected December 31 as its fiscal year end.

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

Note B - Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 10, 2006) to December 31, 2007 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The operating results for the three months from January 1, 2008 to March 31, 2008 are not indicative of the results to be expected for any other interim period of any future year.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109 ” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company's financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes. ” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

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

Note D - Note Payable to Stockholder

The Company issued a $250,000 unsecured promissory note to one stockholder, David C. McCourt, on March 14, 2008.  The note is non-interest bearing and is payable on the earlier of a request by the stockholder or the consummation of the Company's Offering.

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

Note H - Subsequent Events

On April 24, 2008, the Company announced that it had met the condition under our Fourth Amended and Restated Certificate of Incorporation that permits it until October 24, 2008 to complete an appropriate acquisition meeting the criteria set forth therein.  The Company entered into an Agreement and Plan of Merger (“Merger Agreement”), dated as of April 24, 2008, with Satellite Merger Corp., a Georgia corporation and the Company's  wholly-owned subsidiary formed on April 23, 2008 (“Merger Sub”), Pro Brand International, Inc., a Georgia corporation (“PBI”) and certain equity holders of PBI (collectively, “Sellers”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into PBI, with PBI continuing as the surviving corporation and as our wholly-owned subsidiary.

On April 24, 2008, the Company's Board of Directors appointed Patrick Tangney, 38, to the position of Chief Financial Officer.

On May 5, 2008 David C. McCourt loaned $500,000 in exchange for a demand note from the Company in such amount.  The principal balance of this note is payable on the earlier of  (a) one business day following Mr. McCourt’s written demand for such payment, (b) consummation of a business combination and (c) liquidation of the trust fund pursuant to our fourth amended and restated certificate of incorporation.  The demand note bears no interest and has no recourse against the funds in the trust account.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “ may ,” “ should ,” “ could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue ,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

Recent Developments

Merger Agreement With PBI

On April 24, 2008, we announced that we had met the condition under our Fourth Amended and Restated Certificate of Incorporation that permits us until October 24, 2008 to complete an appropriate acquisition meeting the criteria set forth therein.  We entered into an Agreement and Plan of Merger (“Merger Agreement”), dated as of April 24, 2008, with Satellite Merger Corp., a Georgia corporation and our wholly-owned subsidiary (“Merger Sub”), Pro Brand International, Inc., a Georgia corporation (“PBI”) and certain equity holders of PBI (collectively, “Sellers”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into PBI, with PBI continuing as the surviving corporation and as our wholly-owned subsidiary.

Pursuant to the merger agreement, the aggregate consideration to be paid by us at closing would be $75 million, consisting of shares of our common stock with an aggregate value of $20 million and $55 million in cash in immediately available funds. However, shares with an aggregate value of $3 million and $8.25 million in cash will be placed into escrow to satisfy any indemnification claims that may be asserted by us.  In addition, if PBI attains certain annual performance targets, through the end of 2010 (specifically, attaining certain levels of adjusted earnings before interest, taxation, depreciation and amortization in each annual period until the end of 2010), we will pay an annual earnout beginning in 2009 to the holders of PBI common stock and options.  The adoption of the merger agreement and the transactions contemplated by the merger agreement are subject to customary closing conditions as well as the approval of the holders of  our common stock.

Demand Note

On May 5, 2008 David C. McCourt loaned to us $500,000 in exchange for a demand note from us in such amount.  The principal balance of this note is payable on the earlier of  (a) one business day following Mr. McCourt’s written demand for such payment, (b) consummation of a business combination and (c) liquidation of the trust fund pursuant to our fourth amended and restated certificate of incorporation.  The demand note bears no interest and has no recourse against the funds in the trust account.

Appointment of Officers

On April 24, 2008, our Board of Directors appointed Patrick Tangney, 38, to the position of our Chief Financial Officer.

Results of Operations

Loss, before income taxes, for the quarter ended March 31, 2008 was $567,929 and consisted of interest income of $604,081 earned predominantly on the trust account, offset by an aggregate of $1,172,010 in expenses, which consist of $37,708 for director and officer insurance and other insurance, $7,842 for registration and filing fees, $948,867 for legal and accounting fees, $41,250 for Delaware franchise taxes, $29,817 for administrative services expense paid to Granahan McCourt Capital, LLC for our office space and other general and administrative services, $102,969 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $3,557 for other expenses.

Income, before income taxes, for the period since inception on July 10, 2006 until March 31, 2008 was $1,211,196 and consisted of interest income of $4,376,956 earned predominantly on the trust account, offset by an aggregate of $3,165,760 in expenses, which consist of $220,136 for director and officer insurance and other insurance, $43,164 for registration and filing fees, $1,859,974 for legal and accounting fees, $281,909 for Delaware franchise taxes, $174,333 paid to Granahan McCourt Capital, LLC, for our office space and other general and administrative services, $538,162 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $48,082 for other expenses. The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses and all other expenditures through March 31, 2008 were $92,741,064, which consist of $239,745 of cash held outside the trust account and $92,501,319 held in the trust account, including accrued interest.

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account, will be sufficient to allow us to operate through October, 2008, or until a business combination is consummated.. We do not believe we will need to raise additional funds during this time in order to meet the expenditures required to meet our operating expenses. However, we may issue additional capital stock, debt or a combination of capital stock and debt to complete one or more business combinations.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109 ” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company's financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes ,” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2007 and 2006 remain open to examination by the major taxing jurisdiction to which we are subject.

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

As of March 31, 2008, $92,501,319 of the net proceeds of our initial public offering and private placement (including accrued interest) was held in the trust account for the purposes of consummating a business combination.  Continental Stock Transfer &Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA, in the Lehman Brothers Tax Free Money Market Fund which invests in securities exempt from federal income taxes.  As of March 31, 2008, the effective, annualized, federal tax-free interest rate payable on our investment was 2.426%.

We have not engaged in any hedging activities since our inception on July 10, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 5.    Exhibits.

Exhibit Number	Exhibit Description

10.1	Demand Note, Dated May 5, 2008, in the principal amount of $500,000 issued by Granahan McCourt Acqusition Corporation to David C. McCourt.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANAHAN MCCOURT ACQUISITION CORPORATION

Date: May 12, 2008	By:	/s/ David C. McCourt
David C. McCourt
President, Chief Executive Officer and Chairman of the Board