Form 10-Q
period 2008-06-30
Granahan McCourt Acquisition CORP
filed 2008-08-08
CIK 1369639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:14,062,500 shares of common stock, par value $0.0001 per share issued and outstanding as of August 8, 2008.

GRANAHAN MCCOURT ACQUISITION CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Balance Sheets

	June 30,
	2008	December 31,
	(unaudited)	2007*
ASSETS
Current Assets
Cash and cash equivalents	$132,197	$306,180
Cash and cash equivalents in trust account	93,023,040	91,862,529
Accrued interest receivable in trust account	121,216	233,371
Accrued interest receivable-other	177	1,381
Prepaid expenses	114,772	100,650
Prepaid taxes	108,000	91,000
Total current assets	93,499,402	92,595,111
Property and equipment, net	4,316	5,755
Deferred acquisition costs	1,470,010	-
Deferred tax asset, net	1,182,600	741,600
TOTAL ASSETS	$96,156,328	$93,342,466
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,670,773	$312,038
Franchise tax payable	16,169	103,949
Notes Payable to stockholder	1,350,000	-
Deferred underwriting fees	3,600,000	3,600,000
Total current liabilities	6,636,942	4,015,987

Common stock, subject to possible conversion, 2,249,999 shares at conversion value	18,634,330	18,405,423

Commitments and contingencies
Stockholders' equity
Preferred Stock, $0.0001 par value; authorized, 5,000 shares; no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, authorized, 100,000,000 shares, 14,062,500 shares issued and outstanding as of June 30, 2008 and as of December 31, 2007 (which includes 2,249,999 shares subject to possible conversion)	1,406	1,406
Additional paid- in capital	68,359,018	68,587,925
Retained earnings accumulated during the development stage	2,524,632	2,331,725
Total stockholders' equity	70,885,056	70,921,056
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,156,328	$93,342,466

*Derived from audited financial statements

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007	July 10, 2006 (date of inception) to June 30 , 2008

Interest income	$446,187	$817,141	$1,050,268	$1,590,839	$4,823,143
General and administrative expenses	143,352	386,567	1,315,361	761,107	3,309,111
Income (loss) before income taxes	302,835	430,574	(265,093)	829,732	1,514,032
Income tax (benefit)	(27,000)	(95,400)	(458,000)	(198,000)	(1,010,600)
Net income	329,835	525,974	192,907	1,027,732	2,524,632
Accretion of trust account relating to common stock subject to possible conversion	(94,578)	(146,291)	(228,907)	(284,432)	(904,338)
Net income (loss) attributable to common stockholders	$235,257	$379,683	$(36,000)	$743,300	$1,620,294
Weighted-average common shares outstanding subject to possible conversion	2,249,999	2,249,999	2,249,999	2,249,999	1,922,329
Basic and diluted net income per share subject to possible conversion	$0.04	$0.07	$0.10	$0.13	$0.47
Weighted-average number of shares outstanding - basic and diluted	11,821,501	11,812,501	11,001,203	11,847,463	10,612,410
Basic and diluted net income (loss) per share	$0.02	$0.03	$(0.00)	$0.06	$0.15

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Stockholders' Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
July 10, 2006 (Inception) to June 30, 2008

Issuance of common stock to initial stockholders	3,234,375	$323	$1,677	$-	$2,000
Issuance of warrants in private placement	-	-	4,000,000	-	4,000,000
Sale of 11,250,000 units, net of underwriters' discount and offering expenses	11,250,000	1,125	82,991,890	-	82,993,015
Net proceeds subject to possible conversion of 2,249,999 shares	-	-	(17,729,992)	-	(17,729,992)
Repurchase of 421,875 shares of common stock from initial stockholders	(421,875)	(42)	(219)		(261)
Accretion of trust fund relating to common stock subject to possible conversion	-	-	(675,431)	-	(675,431)
Net income for the period July 10, 2006 (inception) to December 31, 2007	-	-	-	2,331,725	2,331,725

Balance, December 31, 2007	14,062,500	$1,406	$68,587,925	$2,331,725	$70,921,056

Accretion of trust fund relating to common stock subject to possible conversion			(228,907)		(228,907)
Net loss for the period ended June 30, 2008	-	-	-	192,907	192,907
Balance, June 30, 2008 (unaudited)	14,062,500	$1,406	$68,359,018	$2,524,632	$70,885,056

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007	July 10, 2006 (date of inception) to June 30, 2008
Cash flows from operating activities:
Net income	$192,907	$1,027,732	$2,524,632
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	1,439	946	4,316
Interest earned on cash held in trust	(1,048,356)	(1,419,016)	(4,774,256)
Deferred tax	(441,000)	(290,000)	(1,182,600)
Changes in operating assets and liabilities:
Accrued interest receivable-other	1,204	1,738	(177)
Prepaid expenses	(14,122)	11,987	(114,772)
Prepaid taxes	(17,000)	(58,000)	(108,000)
Accounts payable and accrued expenses	(111,275)	146,321	200,763
Franchise tax payable	(87,780)	(26,781)	16,169
Net cash (used in) operating activities	(1,523,983)	(605,073)	(3,433,925)
Cash flows from investing activities:
Cash and cash equivalents deposited in trust account	-	-	(88,650,000)
Cash withdrawn from trust for income tax payment	-	-	280,000
Purchase of property and equipment	-	(5,674)	(8,632)
Net cash (used in) investing activities	-	(5,674)	(88,378,632)

Cash flows from financing activities:
Proceeds from offering, net	-	-	86,593,015
Proceeds from notes payable to stockholder	1,350,000	-	1,568,000
Repayment of note payable to stockholder	-	-	(218,000)
Proceeds from issuance of common stock to initial stockholders	-	-	2,000
Repurchase of common stock from initial stockholders	-	(261)	(261)
Proceeds from issuance of warrants	-	-	4,000,000
Net cash provided by (used in) financing activities	1,350,000	(261)	91,944,754
Net increase (decrease) in cash and cash equivalents	(173,983)	(611,008)	132,197
Cash and cash equivalents, beginning	306,180	1,662,056	-
Cash and cash equivalents, ending	$132,197	$1,051,048	$132,197

Supplemental disclosure of taxes paid and non-cash investing and financing transactions
Cash paid for income taxes	$-	$150,000	$280,000
Accrual of deferred underwriting fees	-	-	3,600,000
Accretion of trust fund relating to common stock subject to possible conversion	228,907	284,431	904,338
Accrual of deferred acquisition costs	1,470,010	-	-

See accompanying notes

Granahan McCourt Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

Note A - Organization and Business Operations

Granahan McCourt Acquisition Corporation (the “Company”) was incorporated in Delaware on July 10, 2006 as a blank check company for the purpose of acquiring, or acquiring control of, one or more assets or operating businesses in the telecommunications and media industries through a merger, capital stock exchange, asset or stock acquisition or other similar business transaction.  As of June 30, 2008, the Company had not commenced any operations.  All activity through June 30, 2008 relates to the Company's formation, the sale of shares of common stock in a private placement, the initial public offering (the “Offering”) described below, and efforts to identify an acquisition target.  The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's initial public offering was declared effective on October 18, 2006.  The Company consummated the Offering of 11,250,000 Units (as defined in Note C) on October 24, 2006 for net proceeds of approximately $83 million.  On October 24, 2006, the Company consummated a private placement of 4 million warrants for an aggregate purchase price of $4 million.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering and the private placement, although substantially all of the net proceeds of the Offering and the private placement are intended to be generally applied toward consummating a business combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a business combination.  Upon the closing of the private placement and the Offering, $88.65 million (including $3.6 million of underwriters' fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (“Trust Account”) and will continue to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of the company’s first business combination in which the fair market value of the assets or operating businesses acquired is at least 80% of our net assets (excluding the amount held in the Trust Account representing a portion of the underwriters' discount) at the time of the acquisition and (ii) liquidation of the Company.  The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering (April 24, 2008), or 24 months from the consummation of the Offering (October 24, 2008) if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company's public stockholders, excluding the existing stockholders to the extent of their initial stock holdings.  In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

The Company's Fourth Amended and Restated Certificate of Incorporation provides for liquidation of the Company in the event that the Company does not consummate a business combination within 18 months after the date of the consummation of the Offering (April 24, 2008), or within 24 months after the consummation of the Offering (October 24, 2008) if certain extension criteria have been satisfied. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note C).

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

Note B - Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 10, 2006) to December 31, 2007 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The operating results for the six months from January 1, 2008 to June 30, 2008 are not indicative of the results to be expected for any other interim period of any future year.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

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

Note C - Offering

In the Offering, the Company sold to the public 11,250,000 units (“Units”).  The underwriters were paid fees equal to 3% of the gross proceeds of the Offering, or $2,700,000, at the closing of the Offering and have agreed to defer an additional $3,600,000 of their underwriting fees until the consummation of a business combination. Upon the consummation of a business combination, the Company will pay such deferred fees out of the proceeds of the Offering held in the Trust Account.  The underwriters will not be entitled to any interest accrued on the deferred fees.  The underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a business combination.

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

Note D - Notes Payable to Stockholder

On March 14, 2008, Mr. McCourt loaned $250,000 to the Company in exchange for a demand note from the Company in such amount. The principal balance of this note is payable on the earlier of (a) one business day following Mr. McCourt's written demand for payment and (b) upon consummation of a business combination. The demand note bears no interest and has no recourse against the funds in the trust account.

On May 5, 2008, David C. McCourt loaned the Company $500,000 in exchange for a demand note from the Company in such amount.  The principal balance of this note is payable on the earlier of  (a) one business day following Mr. McCourt’s written demand for such payment, (b) consummation of a business combination and (c) liquidation of the trust fund pursuant to our fourth amended and restated certificate of incorporation.  The demand note bears no interest and has no recourse against the funds in the trust account.

On June 10, 2008, David C. McCourt loaned the Company $600,000 in exchange for a demand note from the Company in such amount.  The principal balance of this note is payable on the earlier of  (a) one business day following Mr. McCourt’s written demand for such payment, (b) consummation of a business combination and (c) liquidation of the trust fund pursuant to our fourth amended and restated certificate of incorporation.  The demand note bears no interest and has no recourse against the funds in the trust account.

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

In connection with the Offering, the Company has committed to pay a fee equal to 7% of the gross Offering proceeds to the underwriters, of which 4% ($3,600,000) is to be deferred until the consummation of an initial business combination.

Note F - Common Stock

On October 24, 2006, the Company affected a 0.72 to 1 reverse stock split of its common stock.  Following this reverse stock split, and prior to the Offering, there were 3,234,375 shares of common stock outstanding.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

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

On April 24, 2008, we announced that we had met the condition under our Fourth Amended and Restated Certificate of Incorporation that permits us until October 24, 2008 to complete an appropriate acquisition meeting the criteria set forth therein.  On April 24, 2008, we entered into the Merger Agreement with the Merger Sub, PBI and the Sellers.  Pursuant to the Merger Agreement, Merger Sub will be merged with and into PBI, with PBI continuing as the surviving corporation and as our wholly-owned subsidiary.

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

We cannot assure you that we will be able to consummate a business combination with PBI on or prior to October 24, 2008. If we are not able to consummate a business combination by then, we will be required to liquidate.

Recent Developments

On May 12, 2008, we filed with the Securities and Exchange Commission a registration statement on Form S-4, including a preliminary proxy statement/prospectus, in connection with the registration of shares of the Company’s common stock and the solicitation by the Company of proxies from holders of our common stock relating to a special meeting of the Company’s shareholders to approve, among other things, the Merger Agreement and related transactions.

On June 10, 2008, David C. McCourt loaned to us $600,000 in exchange for a demand note from us in such amount.  The principal balance of this note is payable on the earlier of  (a) one business day following Mr. McCourt’s written demand for such payment, (b) consummation of a business combination and (c) liquidation of the trust fund pursuant to our fourth amended and restated certificate of incorporation.  The demand note bears no interest and has no recourse against the funds in the trust account.

Results of Operations

Income, before income taxes, for the quarter ended June 30, 2008 was $302,835 and consisted of interest income of $446,187 earned predominantly on the trust account, offset by an aggregate of $143,352 in expenses, which consist of $36,828 for director and officer insurance and other insurance, $19,415 for registration and filing fees, $(56,184) for legal and accounting fees, $41,250 for Delaware franchise taxes, $30,000 for administrative services expense paid to Granahan McCourt Capital, LLC for our office space and other general and administrative services, $68,785 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $3,258 for other expenses.

Loss, before income taxes, for the six months ended June 30, 2008 was $265,093 and consisted of interest income of $1,050,268 earned predominantly on the trust account, offset by an aggregate of $1,315,361 in expenses, which consist of $74,536 for director and officer insurance and other insurance, $27,257 for registration and filing fees, $892,681 for legal and accounting fees, $82,500 for Delaware franchise taxes, $59,817 for administrative services expense paid to Granahan McCourt Capital, LLC for our office space and other general and administrative services, $171,755 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $6,815 for other expenses.

Income, before income taxes, for the period since inception on July 10, 2006 until June 30, 2008 was $1,514,032 and consisted of interest income of $4,823,143 earned predominantly on the trust account, offset by an aggregate of $3,309,111 in expenses, which consist of $256,964 for director and officer insurance and other insurance, $62,579 for registration and filing fees, $1,803,788 for legal and accounting fees, $323,159 for Delaware franchise taxes, $204,333 paid to Granahan McCourt Capital, LLC, for our office space and other general and administrative services, $606,948 for travel expenses, consulting fees and other expenses incurred in connection with due diligence investigations of potential acquisition targets and $51,340 for other expenses. The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions (excluding the contingent underwriting discount), the offering expenses and all other income and expenditures through June 30, 2008 were $93,276,453, which consist of $132,197 of cash held outside the trust account and $93,144,256 held in the trust account, including accrued interest.

On May 5, 2008 and June 10, 2008, Davie C. McCourt loaned to us $500,000 and $600,000 respectively, in each case in return for a demand note from us in such amount.  See Note D to our financials contained herein.

We believe that the working capital available to us, in addition to the funds available to us outside of the trust account, will be sufficient to allow us to operate through October, 2008, or until a business combination is consummated. We do not believe we will need to raise additional funds during this time in order to meet the expenditures required to meet our operating expenses. However, we may issue additional capital stock, debt or a combination of capital stock and debt to complete one or more business combinations.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

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

In December of 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" (“SFAS 141 (R)”).  SFAS 141 (R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquired.  It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair market value, and the expensing of acquisition-related costs as incurred.  SFAS 141(R) is effective for the fiscal years beginning after December 15, 2008.  The Company is not currently able to estimate the impact of the adoption of SFAS 141(R) on the results of operations if the Company completes acquisition subsequent to its adoption.

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

As of June 30, 2008, $93,023,040 of the net proceeds of our initial public offering and private placement was held in the trust account for the purposes of consummating a business combination.  Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA, in the Lehman Brothers Tax Free Money Market Fund which invests in securities exempt from federal income taxes.  As of June 30, 2008, the effective, annualized, federal tax-free interest rate payable on our investment was 1.68%.

We have not engaged in any hedging activities since our inception on July 10, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule13a-15(d) under the Exchange Act that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 5.    Exhibits.

Exhibit Number	Exhibit Description

10.1	Demand Note dated May 5, 2008, in the principal amount of $500,000 issued by the Company to David C. McCourt *

10.2	Demand Note dated June 10, 2008, in the principal amount of $600,000 issued by the Company to David C. McCourt *

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________
* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-150848)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANAHAN MCCOURT ACQUISITION CORPORATION

Date: August 8, 2008	By:	/s/ David C. McCourt
David C. McCourt
President, Chief Executive Officer and Chairman of the Board